Form 10QSB
period 2001-09-30
WACCAMAW BANKSHARES INC
filed 2001-11-14
CIK 1144686

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

    ( )   TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                           FDIC Certificate No. 34515

                            WACCAMAW BANKSHARES, INC
                            ------------------------
                 (Name of Small Business Issuer in its Charter)


              NORTH CAROLINA                               52-2329563
       (State or other Jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)

                 110 N. Powell Boulevard Whiteville, N.C. 28472
                 ----------------------------------------------
                     (address of Principal Executive Office)

                                 (910) 641-0044
                                 --------------
                (Issuer's telephone number, including area code)

          Waccamaw Bank, 110 N. Powell Boulevard Whiteville, N.C. 28472
          -------------------------------------------------------------
              (former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days.

            YES         XX                     NO
                 ----------------                  -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,505,730 shares of common stock, no par value per share (the "Common Stock"), issued and outstanding as of November 6, 2001.

Transitional Small Business Disclosure Format (check one): Yes        No    X
                                                              -----       -----

                            WACCAMAW BANKSHARES, INC.
                                      INDEX

Part I.  FINANCIAL INFORMATION                                                          Page Number
         Item 1.  Financial Statements

                  Balance Sheets September 30, 2001 (Unaudited)
                  and December 31, 2000                                                         1

                  Statements of Income, Nine Months Ended
                  September 30, 2001 and September 30, 2000 (Unaudited)                         2

                  Statements of Income, Quarters Ended
                  September 30, 2001 and September 30, 2000 (Unaudited)                         3

                  Statement of Changes in Stockholders'
                  Equity, Nine Months Ended September 30, 2001
                  and Year Ended December 31, 2000 (Unaudited)                                  4

                  Statement of Cash Flows, Nine Months Ended
                  September 30, 2001 and September 30, 2000 (Unaudited)                         5

                  Notes to Financial Statements                                                6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               8-10

Part II.  OTHER INFORMATION                                                                     11


SIGNATURES                                                                                      11


Waccamaw Bankshares, Inc.
Balance Sheets
September 30, 2001 and December 31, 2000

                                                                         (Unaudited)
                                                                        September 30,       December 31,
Assets:                                                                     2001                2000
                                                                       ---------------    ----------------

Cash and due from banks                                                $     3,698,961    $      4,041,396
Interest-bearing deposits with banks                                         2,811,762           2,684,631
Federal funds sold                                                           3,336,000           3,520,000
Investment securities, available for sale                                   16,167,243          19,122,121
Restricted equity securities                                                   915,500             348,247
Loans, net of allowance for loan losses of $1,210,469
   in 2001, and $976,357 in 2000                                            95,798,680          66,483,215
Other Real Estate Owned                                                         44,736                   -
Property and equipment, net                                                  3,578,178           2,216,917
Accrued income                                                               1,010,625             858,076
Other assets                                                                 1,975,136           2,167,541
                                                                       ---------------    ----------------
         Total assets                                                  $   129,336,821    $    101,442,144
                                                                       ===============    ================

Liabilities and Stockholders' Equity

Liabilities:

Noninterest-bearing deposits                                           $    11,842,753    $      9,295,192
Interest-bearing deposits                                                   96,163,931          73,264,078
                                                                       ---------------    ----------------
         Total deposits                                                    108,006,684          82,559,270

Securities sold under agreements to repurchase                               4,548,000           4,124,000
Federal funds purchased
Short-term debt                                                                     -                   -
Long-term debt                                                               2,500,000           2,500,000
Accrued interest payable                                                       950,061             699,876
Other liabilities                                                              669,428             143,685
                                                                       ---------------    ----------------
         Total liabilities                                                 116,674,173          90,026,831
                                                                       ---------------    ----------------

Commitments and contingencies

Stockholders' equity:

Preferred stock, no par value; 1,000,000 shares
   authorized; none outstanding
Common stock, 5,000,000 shares authorized;
   No par; 1,505,730 issued in 2001; $5 par value
   1,227,490 issued in 2000                                                 12,197,264           6,137,450
Surplus                                                                              -           5,807,255
Retained earnings (Deficit)                                                    296,752            (475,383)
Accumulated other comprehensive income                                         168,632             (54,009)
                                                                       ---------------    -----------------
         Total stockholders' equity                                         12,662,648          11,415,313
                                                                       ---------------    ----------------
         Total liabilities and stockholders' equity                    $   129,336,821    $    101,442,144
                                                                       ===============    ================

Waccamaw Bankshares, Inc.
Statements of Income
Nine-months ended September 30, 2001 and Nine-months ended September 30, 2000 (Unaudited)

                                                                           Nine-Months         Nine-Months
                                                                              Ended               Ended

                                                                         Sept 30, 2001       Sept 30, 2000
                                                                         -------------       -------------
Interest income
    Loans and fees on loans                                              $   5,294,073       $   3,513,650
    Money market investments                                                   213,406             264,833
    Investment securities, taxable                                           1,025,157             719,697
                                                                         -------------       -------------
          Total interest income                                              6,532,636           4,498,180

Interest expense
    Deposits                                                                 3,159,153           2,001,257
    Federal funds purchased and securities                                           -                   -
      sold under agreements to repurchase                                      176,024             119,691
    Other borrowed funds                                                       111,261             113,715
                                                                         -------------       -------------
          Total interest expense                                             3,446,438           2,234,663
                                                                         -------------       -------------
          Net interest income                                                3,086,198           2,263,517

Provision for loan losses                                                      323,000             212,500
                                                                         -------------       -------------
    Net interest income after provision
     for loan losses                                                         2,763,198           2,051,017
                                                                         -------------       -------------

Noninterest income

    Service charges on deposit accounts                                        468,796             330,061
    Net servicing fees                                                          98,427                   -
    Other operating income                                                     212,800             181,072
    Net realized gains on sale or maturity
         of investment securities                                              126,092
                                                                         -------------       -------------
          Total noninterest income                                             906,115             511,133
                                                                         -------------       -------------


Noninterest expense

    Salaries and employee benefits                                           1,321,140             599,981
     Occupancy and equipment                                                   396,488             126,528
    Data processing                                                            350,439             225,740
     Advertising and marketing                                                 105,096              24,162
     Amortization expense of intangible assets                                 170,391                   -
    Other expense                                                              464,624             519,694
                                                                         -------------       -------------
          Total noninterest expense                                          2,808,178           2,006,089
                                                                         -------------       -------------
          Income (loss) before income taxes                                    861,135             556,061

Income Tax Expense                                                              89,000                   -
                                                                         -------------       -------------
               Net income (loss)                                         $     772,135       $     556,061
                                                                         =============       =============
Basic earnings income per share                                          $         .51       $         .43
                                                                         -------------       -------------
Weighted average shares outstanding                                          1,502,932           1,297,571
                                                                         =============       =============


Waccamaw Bankshares, Inc.
Statements of Income
Quarter ended September 30, 2001 and Quarter ended September 30, 2000
(Unaudited)

                                                                       Quarter Ended         Quarter Ended
                                                                         Sept 30, 2001       Sept 30, 2000
                                                                         -------------       -------------
Interest income

    Loans and fees on loans                                              $   1,925,264       $   1,420,890
    Money market investments                                                    20,376             128,438
    Investment securities, taxable                                             319,545             284,034
                                                                         -------------       -------------
          Total interest income                                              2,265,185           1,833,362

Interest expense
    Deposits                                                                 1,036,889             831,752
    Federal funds purchased and securities
      sold under agreements to repurchase                                       49,140              48,146
    Other borrowed funds                                                        36,727              38,936
                                                                         -------------       -------------
          Total interest expense                                             1,122,756             918,834
                                                                         -------------       -------------
          Net interest income                                                1,142,429             914,528

Provision for loan losses                                                      108,000              92,500
                                                                         -------------       -------------
    Net interest income after provision
     for loan losses                                                         1,034,429             822,028
                                                                         -------------       -------------
Noninterest income
    Service charges on deposit accounts                                        168,726             139,400
    Net servicing fees                                                          29,334               7,866
    Other operating income                                                      66,781              61,526
    Net realized gains on sale or maturity
       Of investment securities                                                 23,664
                                                                         -------------       -------------
          Total noninterest income                                             288,505             208,792
                                                                         -------------       -------------

Noninterest expense

    Salaries and employee benefits                                             462,195             366,158
    Occupancy and equipment                                                    139,694              99,743
    Data processing                                                            118,920                   -
    Advertising and marketing                                                   33,810
    Amortization expense of intangible assets                                   56,798              45,325
    Other expense                                                              159,547             264,309
                                                                         -------------       -------------
          Total noninterest expense                                            970,964             775,535
                                                                         -------------       -------------
          Net income                                                           351,970             255,285

Income Tax Expense                                                              39,000                   -
                                                                         -------------       -------------
             Net income (loss)                                           $     312,970       $     255,285
                                                                         =============       =============


Basic earnings income per share                                          $         .21       $         .17
                                                                         -------------       -------------
Weighted average shares outstanding                                          1,505,730           1,472,988
                                                                         =============       =============


Waccamaw Bankshares, Inc.
Statements of Changes in Stockholders' Equity
Nine-months ended September 30, 2001 and period ended December 31, 2000

                                                                                   Accumulated
                                                                      Retained         Other
                                         Common                       Earnings     Comprehensive
                                          Stock        Surplus        (Deficit)    Income (Loss)      Total
                                    -------------  --------------  -------------  --------------  --------------
December 31, 1999                   $   4,631,930  $    3,449,598  $ (1,128,037)  $   (362,627)     $  6,590,864

Issuance of common stock                1,478,640       2,365,824              -              -        3,844,464
Stock Issuance Costs                            -        (30,573)              -              -         (30,573)
Exercise of Stock Options                  26,880          22,406              -              -           49,286

Comprehensive income
Net income                                      -               -        652,654               -         652,654
Net change in unrealized
   depreciation on investment
   securities available for sale                -               -              -         308,618         308,618
                                                                                                  --------------

Total comprehensive
   income                                                                                                961,272
                                    -------------  --------------  -------------  --------------  --------------
December 31, 2000                   $   6,137,450  $    5,807,255  $   (475,383)  $     (54,009)  $   11,415,313
                                    =============  ==============  =============  ==============  ==============


Common Stock
Issuance of Common Stock                   14,300          31,460                                         45,760
Stock Options Exercised                   135,459          71,340              -               -         206,799
Exchange of Waccamaw
   Bank stock for Waccamaw
   Bankshares, Inc.                     5,910,055     (5,910,055)              -               -               -

Comprehensive Income
Net income                                      -               -        772,135               -         772,135
Net change in unrelated
   appreciation of investment
   securities for sale                          -               -              -         222,641         222,641
                                                                                                  --------------
Total comprehensive
    income                                                                                               994,776
                                    -------------  --------------  -------------  --------------  --------------
Sept 30, 2001 (Unaudited)           $  12,197,264  $            -  $     280,154  $      168,632  $   12,662,648
                                    =============  ==============  =============  ==============  ==============


Waccamaw Bankshares, Inc.
Statements of Cash Flows
Nine-months ended September 30, 2001 and Nine-months ended September 30, 2000 (Unaudited)

                                                                                      Nine-Months       Nine-Months
                                                                                        Ended              Ended
                                                                                     Sept 30, 2001     Sept 30, 2000
                                                                                     -------------     -------------
Cash flows from operating activities

  Net income                                                                         $     772,135     $     556,061
    Adjustments to reconcile net income to net cash used by operations:
       Depreciation and amortization                                                       165,965            87,798
       Provision for loan losses                                                           323,000           220,000
       Accretion of discount on securities, net of amortization of premiums                (15,053)            1,972
       Gain on sale of investment securities                                              (126,092)                -
       Deferred taxes
  Changes in assets and liabilities:
       Accrued income                                                                     (152,549)         (347,827)
       Other assets                                                                        147,669           (95,165)
       Accrued interest payable                                                            250,185           298,609
       Other liabilities                                                                   525,743            53,078
                                                                                     -------------     -------------
       Net cash provided (used) by operating activities                                  1,891,003           774,526
                                                                                     -------------     -------------

Cash flows from investing activities

   Net (increase) decrease in federal funds sold                                          184,000        (6,630,000)
   Purchases of investment securities                                                 (14,320,169)       (6,529,899)
   Maturities of investment securities                                                  3,180,704         3,128,705
   Net increase in loans                                                              (29,638,465)      (22,483,726)
   Sales of investment securities                                                      13,890,876                  -
   Premium paid to purchase deposits                                                          -          (1,294,900)
   Purchases of property and equipment                                                 (1,527,226)         (652,137)
                                                                                     -------------     -------------
       Net cash used in investing activities                                          (28,230,280)      (34,461,957)
                                                                                     -------------     -------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                                          2,547,561        11,383,264
   Net increase in interest-bearing deposits                                            22,899,853        21,841,999
   Net increase in securities sold under agreements
      to repurchase                                                                        424,000         1,766,000
   Net increase (decrease) in federal funds purchased                                            -          (300,000)
       Proceeds from exercise of stock options                                             206,799                 -
   Proceeds from issuance of common stock                                                   45,760
                                                                                     -------------     -------------
       Net cash provided by financing activities                                        26,123,973        38,554,440
                                                                                     -------------     -------------
       Increase (decrease) in cash and cash equivalents                                   (215,304)        4,867,009

Cash and cash equivalents, beginning                                                     6,726,027         1,505,204
                                                                                     -------------     -------------
Cash and cash equivalents, ending                                                    $   6,510,723     $   6,372,213
                                                                                     =============     =============

Supplemental disclosure of cash flow information

   Interest paid                                                                     $   3,196,523     $   1,936,054
                                                                                     =============     =============
   Taxes paid                                                                        $           -     $           -
                                                                                     =============     =============

WACCAMAW BANKSHARES, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. and its subsidiary Waccamaw Bank as of September 30, 2001 and December 31, 2000, and its cash flows for the nine months and three months ended September 30, 2001 and 2000. The results of operations for the nine months and three months ended September 30, 2001 are not necessary indicative of the results expected for the full year.

WACCAMAW BANKSHARES, INC. is located in Whiteville, North Carolina. The accounting and polices of the Company and Bank follow generally accounting principles and practices within the financial services industry.

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and due from banks includes cash and amounts due from depository institutions (including cash items in process of collection) are considered to be cash equivalents. Overnight interest bearing deposits, and federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB statement no. 104. Federal funds purchased are shown separately.

Investment Securities

Investments classified as available for sale are intended to be held for indefinite periods of time and include those securities that management may employ as part of asset/liability strategy or that may be sold in response to changes in interest rates, prepayments, regulatory capital requirements or similar factors. These securities are carried at fair value and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2001 and December 31, 2000, the Bank had no investments classified as held to maturity.

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned fees and an allowance for loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank makes continuous credit reviews of the loan portfolio and considers economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance balance.

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful.

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended September 30, 2001 and 2000 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2000 has been taken from the audited financial statements at that date.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2001 and December 31, 2000 is as follows:

                               September 30, 2001           December 31, 2000
                               ------------------           -----------------

Commitment to extend credit        16,240,477                   12,471,000
Standby letters of credit             318,000                      218,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank's financial condition and results of operations for the six months and three months ending September 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank of July 1, 2001.


Highlights

Net income for the quarter ended September 30, 2001, was $312,970 or $.21 per average share outstanding compared to a $255,285 net profit or $.17 per share outstanding for the quarter ended September 30, 2000.

On September 30, 2001, Waccamaw Bank's assets totaled $129,336,821 compared to $101,442,144 on December 31, 2000. Net loans were $95,798,680 compared to $66,483,215 on December 31, 2000. Total deposits on September 30, 2001 were $108,006,684 compared to $82,559,270 at the end of 2000. Stockholders' equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $1,247,335 resulting in a September 30, 2001 book value of $8.41 per share, up from $7.75 on December 31, 2000.

              Financial Condition, Liquidity and Capital Resources

Investments

The Bank maintains a portfolio of securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Bank.

Bonds, notes and debentures for which the Bank has the positive intent and liability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank has no "Held to Maturity" securities at September 30, 2001 or December 31, 2000.

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Investments in available-for-sale securities of $17,082,743 consisted of U.S. Treasury obligations, U.S. Governmental Agency obligations, Mortgage Backed Securities (MBS), The Banker's Bank restricted stock, Federal Home Loan Bank stock and stock in an affiliate, FirstCo.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $3,336,000 and $3,520,000 on September 30, 2001 and December 31, 2000, respectively. No single loan exceeds Waccamaw Bank's legal lending limit.

Loans

Net loans outstanding on September 30, 2001, were $95,798,680 compared to $66,483,215 on December 31, 2000. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits

Deposits on September 30, 2001, were $108,006,684 compared to $82,559,270 on December 31, 2000. Interest-bearing accounts represented 89.0% at September 30, 2001 and 11.0% at December 31, 2000.

Stockholders' Equity

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders' equity at September 30, 2001 was $12,662,648 compared to $11,415,313 at December 31, 2000. This $1,198,546 increase was largely due to operating profits of $772,135. The Bank also exceeds all capital requirements under the leverage guidelines.

For the six months ended September 30, 2001, the operating profit of the Bank was $772,135 compared to a $556,061 profit for the nine months ended September 30, 2000.

There have been no cash dividends declared during 2001. On June 30, 2001, a 6 for 5 stock split or 20% stock dividend was paid to shareholders of record as of June 30, 2001.

Asset Quality

The provision for possible loan losses charged to operations was $108,000 in the third quarter 2001 and $100,000 in the third quarter of 2000. The reserve for loan losses on September 30, 2001, was $1,210,469 or 1.25% of period end loans.

The level of reserve is established based upon management's evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower's actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and fluctuations in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank's assets quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank's financial condition.

Management believes that its provision and reserve offer an adequate allowance for future loan losses and provide a sound reserve for the loan portfolio.

At September 30, 2001 the Bank had $18,420 loans in nonaccrual status. At September 30, 2000 the bank had no loans in nonaccrual status. Repossessed assets at September 30, 2001 were $90,473. Repossessed assets at September 30, 2000 were $74,881.

Interest Sensitivity and Liquidity

One of the principal duties of the Bank's Asset/Liability Management Committee is management of interest rate risk. The Bank utilizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

Another function of the Asset/Liability Committee is maintaining adequate liquidity and planning for future liquidity needs. Having adequate liquidity means the ability to meet current needs, including deposit withdrawals and commitments, in an orderly manner without sacrificing earnings. The Bank funds its investing activities, including making loans and purchasing investments, by attracting deposits and utilizing short-term borrowings when necessary.

At September 30, 2001, the liquidity position of the Bank was strong, with short-term liquid assets of $14,933,143.25 or 11.54% of total assets.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  No significant changes in legal proceedings occurred during the quarter.

Item 2.           Changes in Securities

                  Not Applicable

Item 3.           Defaults Upon Senior Securities

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibits

                  None

                  Reports on 8-K

                  The Company filed one Form 8-K during the quarter related to the acquisition of Waccamaw Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

                                                  WACCAMAW BANK

Date:  November 13, 2001                          /s/ David A. Godwin
                                                  ---------------------------
                                                  David A. Godwin
                                                  Chief Financial Officer