Form 10KSB
period 2001-12-31
WACCAMAW BANKSHARES INC
filed 2002-03-29
CIK 1144686

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

                            WACCAMAW BANKSHARES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

       NORTH CAROLINA                                 52-2329563
(State or Other Jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

              110 North J.K. Powell Boulevard, Whiteville, NC 28472
              -----------------------------------------------------
                     (Address of Principal Executive Office)

                                 (910) 641-0044
                                 --------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X      NO
                              -------     -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $10,031,429.

The aggregate market value of the voting stock as of March 20, 2002, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $24,091,680.

1,505,730 shares of the Issuer's common stock were issued and outstanding as of March 20, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

The annual report to stockholders for fiscal year ended December 31, 2001, is incorporated by reference into Form 10-KSB Part II, Item 6, 7, and Part IV, Item
13. The issuer's Proxy Statement dated March 1, 2002, is incorporated by reference into Form 10-KSB Part I, Item 1, 2 and Part III, Items 9, 10, 11, and 12.

           Transitional Small Business Disclosure Format. (Check one.)

                           YES          NO   X
                              -------     -------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Waccamaw Bankshares, Inc. (the Company) was formed during 2001 as a financial holding company chartered in the state of North Carolina. On July 1, 2001, the Company acquired all the outstanding shares of Waccamaw Bank (the Bank) in a tax-free exchange. To date, the only business activities of the Company consist of the activities of the Bank.

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997. The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices and Brunswick County through two banking offices. As a state chartered bank which is a member of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Reserve.

Location and Service Area

The Company's primary service area is Columbus and Brunswick Counties of North Carolina. The principal business of the Company is to provide comprehensive individual and corporate banking services through its main service area. These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services that are traditionally available from community banks.

Columbus County is located in the southeastern portion of North Carolina near the South Carolina border. Whiteville, the largest city in the county is approximately 45 miles west of Wilmington, North Carolina, 150 miles southeast of Charlotte, North Carolina, and 45 miles north of Myrtle Beach, South Carolina. These cities all have national or regional airports. Columbus County had a population of 52,000 at the end of 1998. Per capita income in the county was $18,712 in 1995.

Brunswick County is adjacent to Columbus County to the southeast and also borders South Carolina. Shallotte, the largest city in the county is approximately 35 miles southwest of Wilmington and 35 miles northeast of Myrtle Beach. Brunswick County had a population of 73,000 as of 1999 and had per capita income of $19,229 in 1999.

The principal components of the economy are manufacturing, agriculture and tourism. Manufacturing employment is concentrated in the wood products and textile industries. The primary agriculture products are tobacco and hogs.

Competition

The primary business activity of the Company is commercial banking. This activity is conducted by the Bank that is the wholly-owned subsidiary of the Company. Banking is a highly competitive industry. The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered. The Bank encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in the Bank's market area. In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank. Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust, interstate and international banking services, that the Company can not or will not provide.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation (Financial Holding Company Regulations)

The Company is a financial holding company within the meaning of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). Under the GLB Act, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the GLB Act generally permits a bank holding company to elect to become a "financial holding company". A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve considers to be closely related to banking.

A bank holding company may become a financial holding company under the GLB Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve falls out of compliance with these requirements may be required to cease engaging in some of its activities.

Under the GLB Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity, banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The GLB Act also imposes additional restrictions and heightened disclosure requirements regarding information collected by financial institutions. We cannot predict the full sweep of the new legislation. However, the Company is still subject to the Bank Holding Company Act (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of it's operations and such information as the Federal Reserve may require.

Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such an acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the holding company. In the case of the Company, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank which the Company controls, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Bank

The Company is the holding company for the Bank, which is a North Carolina banking association. Substantially all Company revenues are earned through the operations of the Bank. The Bank is subject to examination and supervision by the Federal Reserve and the State of North Carolina Banking Commission (Commission). The Federal Reserve monitors the Bank's compliance with several federal statutes such as the Community Reinvestment Act of 1977 and the Interlocks Act. The Federal Reserve has broad enforcement authority to prevent the continuance or development of unsafe and unsound banking practices, including the issuance of cease and desist orders and the removal of officers and directors. The Federal Reserve must approve the establishment of branch offices, conversions, mergers, assumptions of deposit liabilities between insured and uninsured institutions, and the acquisition or establishment of certain subsidiary corporations. The Federal Reserve can prevent capital or surplus diminution in such transactions where the deposit accounts of the resulting, continuing or assuring bank are insured by the Federal Reserve.

The Bank is subject to capital requirements and limits on activities established by the Federal Reserve. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, in such terms as defined therein, of 4.0% and total risk-based capital of 8.0%. In addition, the Bank is required to provide a minimum leverage ratio Tier 1 capital to adjusted average quarterly assets (leverage ratio) equal to 3.0%, plus an additional cushion of one to two percent if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirement and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in a amount, not permitted for a national bank.

Federal banking law requires the federal banking agencies to take "prompt corrective action" in respect of insured depository institutions that do not meet minimum capital requirements. There are five tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized", as defined by regulations promulgated by the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is below such measures, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not more than 65.0% of the minimum leverage ratio prescribed by regulation. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The Bank is required to pay deposit insurance assessments set by the FDIC. Under the current assessment rate schedule, the Bank assessment will range from no assessment to .27% of the Bank's average deposit base, with the exact assessment determined by the Bank's capital and the FDIC's supervisory opinion of the Bank's operations. Only the strongest banks are not required to pay an assessment. The insurance assessments rate may change periodically. Changes in the assessment rate may have a material effect on the Bank's operating results. The FDIC has the authority to terminate deposit insurance.

The earnings of the Bank are affected significantly by the policies of the Federal Reserve, a federal agency which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirement against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank is chartered by the State of North Carolina and is subject to extensive supervision and regulation by the Commissioner. The Commissioner enforces state laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina chartered commercial bank may establish branch offices.

In its lending activities, the Bank is subject to North Carolina usury laws which generally limit or restrict the rates of interest, fees and charges and other terms and conditions in connection with various types of loans.

North Carolina banking law requires that bank holding companies register with the Commissioner. The Commissioner must also approve any acquisition of control of a state-chartered bank by a bank holding company.

In 1994, Congress adopted new legislation which generally permits an adequately capitalized and managed bank holding company to acquire control of a bank in any state, provided the target bank has been in existence for at least five years. North Carolina banking law has been amended to authorize banking organizations in any state to acquire North Carolina banking institutions on a reciprocal basis. North Carolina banking law authorizes North Carolina banks to establish branches in other states and permits out-of-state banks to establish branches in North Carolina on a reciprocal basis. The effects of interstate acquisitions and branching can not be determined at this time but will likely increase competition in the banking industry in North Carolina.

Material Customers

Deposits are derived from a broad base of customers in the Company's trade area. No material portion of deposits have been obtained from a single person or a few persons, with the exception of the Town of Chadbourn, North Carolina and the Columbus County School Board. Deposits from these two customers account for, on average, 1.1% of the Bank's total deposits during 2001. In addition, most securities sold under agreements to repurchase ($4.4 million average during 2001) were held by these two customers. Management does not believe the loss of any one customer would have a materially adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company's market area. The majority of such customers are depositors. The Bank generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $1.5 million.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company's capital expenditures, earnings or competitive position.

Employees

The Company had no compensated employees. The Bank presently has 53 full-time equivalent employees consisting of 49 full-time employees and 7 part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank purchased a 2.44 acre tract of real estate for $233,318 from a Company director to be used as a construction site for a banking facility. Management believes that the purchase price was at or below fair market value. The construction was completed in April of 2001 at a cost of $1.8 million. The new , two story building has approximately 12,000 finished square feet. In addition to the tellers inside the building, the Bank utilizes 3 drive-up lanes and an ATM to service the needs of the customers.

The Bank has two additional branches in Columbus County located at 105 Hickman Road, Tabor City, North Carolina and 111 Strawberry Boulevard, Chadbourn, North Carolina. The Tabor City Branch is located in a 3,800 square foot building that includes two drive-up lanes and an ATM. The property is leased for $33,474 per year. The lease was assumed from the prior tenant and expires in 2007. The Bank has the option to extend the lease for four additional five year terms.

The Chadbourn branch is a one-story brick building with approximately 2,500 square feet of floor space that was leased following a Centura branch acquisition. The Bank has a five year lease with the option to renew for five additional terms, five years each. The branch also has drive-up facilities. In addition, on January 2, 1999 the Bank purchased on a 1.7 acre tract in Chadbourn for $50,000 for future expansion.

The Bank has two branches located in Brunswick County, one in Shallotte, North Carolina, the other in Holden Beach, North Carolina. The Shallotte branch is housed in a 2,521 square foot facility that includes two drive-up lanes and an ATM. The building is leased for a term of ten years beginning on February 1, 2000. The Bank has the option to renew the lease for three additional terms of five years.

The Holden Beach branch is housed in a 1,200 square foot facility that includes one drive-up lane and an ATM. The building is leased for a term of five years beginning on October 10, 2000. The Bank has the option to renew the lease for five additional terms of five years.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's articles of incorporation authorize it to issue up to 5,000,000 shares of common stock, no par value, of which 1,505,730 shares were issued and outstanding as of March 20, 2002. There is no established public trading market in the common stock. The common stock trades thinly, primarily in the local market in privately negotiated transactions.

The approximate number of holders of the Company's shares of common stock as of March 20, 2002 is 2,000. There are no issued or outstanding shares of the Company's preferred stock as of March 20, 2002.

The Board of Directors anticipates that all or substantially all of the Company's earnings in the foreseeable future will be required for use in the development of the Company's business. The payment of future cash dividends will be determined by the Board of Directors and is dependent upon the receipt of dividends from the Bank.

The availability of dividends from the Bank is dependant on the Bank's earnings, financial condition, business projections, and other pertinent factors. In addition, North Carolina banking law will prohibit the payment of cash dividends if the Bank's surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized, or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The information required under this item is incorporated by reference to the Company's 2001 Annual Report to Stockholders, pages 26 through 40.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and the Independent Auditor's Report set forth on pages 4 through 25 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference:

     1.   Independent Auditor's Report

     2.   Balance Sheets as of December 31, 2001 and 2000

     3.   Statements of Income for the years ended December 31, 2001, 2000 and
          1999

     4. Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

     5.   Statements of Cash for the years ended December 31, 2001, 2000 and
          1999

     6.   Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

The Chief Executive Officer of the Company as of March 20, 2002 is set out under the caption "Executive Compensation" on page 9 of the Company's 2002 Proxy Statement dated March 1, 2002 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on pages 4 and 5 and "Incumbent Directors" on pages 5 and 6 of the Company's 2002 Proxy Statement dated March 1, 2002, such information is incorporated herein by reference. Other Executive Officers of the Company are listed in the Company's 2002 Proxy Statement dated March 1, 2002 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" on page 9 of the Company's 2002 Proxy Statement dated March 1, 2002 is incorporated herein by reference. The information of the following attachments is incorporated herein by reference: Waccamaw Bank 1998 Incentive Stock Option Plan, Waccamaw Bank 1998 Nonstatutory Stock Option Plan, and Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Beneficial Ownership of Securities" on pages 3 and 4 of the Company's 2002 Proxy Statement dated March 1, 2002 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under "Indebtedness of and Transactions with Management" on page 10 of the Company's 2002 Proxy Statement dated March 1, 2002 is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

1.   Financial Statements

The following financial statements are incorporated in this report by reference to the indicated pages of the 2001 Annual Report to Stockholders

                                                                               2001 Annual Report
                                                                              to Stockholders Pages
                                                                              ---------------------

         Independent Auditor's Report                                                    4
         Balance Sheets - December 31, 2001 and 2000                                     5
         Statements of Income - Years ended December 31, 2001, 2000 and 1999             6
         Statements  of  Stockholders'  Equity - Years ended  December  31,  2001,
         2000 and 1999                                                                   7
         Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999         8
         Notes to Financial Statements                                                   9 - 25

2.   Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes, or management's discussion and analysis.

3.   2002 Proxy Statement

4.   Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to this Annual Report on Form 10-KSB.

     (a)  Reports on Form 8-K

          None

     (b)  Exhibits

          Exhibit No.                         Description
          -----------      ---------------------------------------------------

         3.1 Articles of Incorporation (incorporated by reference to Exhibit 3(i) from the Company's Form 8-K12g3 filed on July 12, 2001 with the SEC

         3.2 Bylaws (incorporated by reference to Exhibit 3(ii) from the Company's Form 8-K12g3 filed on July 12, 2001 with the SEC

         4.1               Form of Stock Certificate

         10.1 Waccamaw Bank 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 from 1999 Form 10KSB filed in March 1999 with the FDIC)

         10.2 Waccamaw Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 from 1999 Form 10KSB filed in March 1999 with the FDIC)

         10.3 Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999 (incorporated by reference to Exhibit 10.4 from 1999 Form 10KSB filed in March 1999 with the FDIC)

         10.4 Option Agreement between Premier Enterprises of Whiteville, LLC and Waccamaw Bank dated December 31, 1998 (incorporated by reference to Exhibit 10.5 from 1999 Form 10KSB filed in March 1999 with the FDIC)

         13.1              2001 Annual Report to Stockholders

         13.2              2002 Proxy Statement

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

                                          WACCAMAW BANKSHARES, INC.

March 27, 2002                            -------------------------------------
Date                                      James G. Graham
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

          Signature                        Title                Date

                                        President and        March 27, 2002
------------------------------     Chief Executive Officer
James G. Graham

                                          Director           March 27, 2002
------------------------------
M. B. "Bo" Biggs

                                          Director           March 27, 2002
------------------------------
Dr. Maudie M. Davis

                                          Director           March 27, 2002
------------------------------
E. Autry Dawsey, Sr.

                                          Director           March 27, 2002
------------------------------
Monroe Enzor, III

                                          Director           March 27, 2002
------------------------------
James E. Hill, Jr.

                                     Director, Chairman      March 27, 2002
------------------------------          of the Board
Michael K. Jones

                                          Director           March 27, 2002
------------------------------
Alan W. Thompson

                                          Director           March 27, 2002
------------------------------
Dale Ward

                                          Director           March 27, 2002
------------------------------
J. Densil Worthington

                                INDEX TO EXHIBITS


Exhibit No.                             Description
-----------       ------------------------------------------------------------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3(i) from the Company's Form 8-K12g3 filed on July 12, 2001 with the SEC

3.2 Bylaws (incorporated by reference to Exhibit 3(ii) from the Company's Form 8-K12g3 filed on July 12, 2001 with the SEC

4.1               Form of Stock Certificate

10.1 Waccamaw Bank 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 from Bank's Form 10KSB filed in March 1999 with the FDIC)

10.2 Waccamaw Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 from Bank's Form 10KSB filed in March 1999 with the FDIC)

10.3 Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999 (incorporated by reference to Exhibit
                  10.4 from Bank's Form 10KSB filed in March 1999 with the FDIC)

10.4 Option Agreement between Premier Enterprises of Whiteville, LLC and Waccamaw Bank dated December 31, 1998 (incorporated by reference to Exhibit 10.5 from Bank's Form 10KSB filed in March 1999 with the FDIC)

13.1              2001 Annual Report to Stockholders

13.2              2002 Proxy Statement