Form 10QSB
period 2002-03-31
WACCAMAW BANKSHARES INC
filed 2002-05-15
CIK 1144686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

(MARK ONE)

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FDIC Certificate No. 34515

                            WACCAMAW BANKSHARES, INC.
                            -------------------------
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

                                 Not Applicable
                                 --------------
 (former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days.

                           YES       XX                   NO ___________
                                ----------------

                                  WACCAMAW BANK
                                      INDEX

Part I.  FINANCIAL INFORMATION                                                             Page Number
         Item 1.  Financial Statements

                  Balance Sheets  March 31, 2002, (Unaudited)                                   1
                  and December 31, 2001

                  Statement of Income, Three Months Ended
                  March 31, 2002 and  September 30, 2001 (Unaudited)                            2

                  Statement of Cash Flows, Three Months  Ended
                  March 31, 2002 and March 31, 2001 (Unaudited)                                 3

                  Notes to Financial Statements                                                4-5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                6-8

Part II.  OTHER INFORMATION                                                                     9

SIGNATURES                                                                                      9

WACCAMAW BANKSHARES, INC.
Balance Sheets
March 31, 2002 and December 31, 2001

                                                                           (Unaudited)
                                                                            March  31,               December 31,
Assets                                                                        2002                      2001
                                                                         -------------              -------------
Cash and due from banks                                                  $   3,716,120              $   3,158,466
Interest-Bearing deposits with banks                                         2,708,584                  2,793,903
Federal funds sold                                                           1,173,000                  2,010,000
Investment securities, available for sale                                   16,403,067                 15,358,198
Restricted equity securities                                                 1,010,899                    944,497
Loans, net of allowance for loan losses of $1,422,978                      107,749,590                100,934,859
 in 2002 and $1,421,548 in 2001
Other real estate owned                                                         49,642                     49,642
Property and equipment, net                                                  3,492,229                  3,547,634
Accrued income                                                                 847,000                    968,502
Other assets                                                                 2,441,091                  2,294,390
                                                                         -------------              -------------
          Total assets                                                   $ 139,591,222              $ 132,060,091
                                                                         =============              =============

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposits                                             $  13,163,982              $  12,409,512
Interest-bearing deposits                                                  105,504,051                 98,856,403
                                                                         -------------              -------------
          Total deposits                                                   118,668,033                111,265,915

Securities sold under agreements to repurchase                               3,848,000                  3,501,000
Long-term debt                                                               2,500,000                  2,500,000
Accrued interest payable                                                       850,427                  1,152,170
Other liabilities                                                              551,712                    789,484
                                                                         -------------              -------------
          Total liabilities                                                126,418,172                119,208,569
                                                                         -------------              -------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares
 authorized; none outstanding
Common stock, 5,000,000 shares authorized
 No par; 1,520,321 issued in 2002; $5 par value
 1,505,730 issued in 2001                                                   12,396,879                 12,192,314
Retained earnings                                                              835,184                    548,972
Accumulated other comprehensive income                                         (59,013)                   110,236
                                                                         -------------              -------------
         Total stockholders' equity                                         13,173,050                 12,851,522
                                                                         -------------              -------------
         Total liabilities and stockholders' equity                      $ 139,591,222              $ 132,060,091
                                                                         =============              =============


WACCAMAW BANKSHARES, INC.
Statement of Income
Three-months ended March 31, 2002 and Three-months ended March 31, 2001 (Unaudited)

                                                       Three-Months          Three-Months
                                                          Ended                 Ended

                                                      March 31, 2002        March 31, 2001
                                                      --------------        --------------
Interest income
    Loans and fees on loans                           $    1,959,580        $    1,625,412
    Money market investments                                  18,224               122,335
    Investment securities, taxable                           257,792               314,759
                                                      --------------        --------------
          Total interest income                            2,235,596             2,062,506

Interest expense
    Deposits                                                 938,367             1,059,861
    Federal funds purchased and securities
       sold under agreements to repurchase                    10,989                65,859
    other borrowed funds                                      36,563                37,376
                                                      --------------        --------------
       Total interest expense                                985,919             1,163,096
                                                      --------------        --------------
       Net interest income                                 1,249,677               899,410

Provision for loan losses                                    108,000               107,000
                                                      --------------        --------------
    Net interest income after provision
       for loan losses                                     1,141,677               792,410
                                                      --------------        --------------

Noninterest income

    Service charges on deposit accounts                      167,674               140,054
    Net servicing fees                                        33,718                     -
    Other operating income                                    93,728               117,779
    Net realized gains on sale or maturity
       of investment securities                               10,481               102,419
                                                      --------------        --------------
       Total noninterest income                              305,601               360,252
                                                      --------------        --------------
Noninterest expense
    Salaries and employee benefits                           521,191               424,182
    Occupancy expense                                        148,456               117,612
    Data processing                                           77,286                95,591
    Advertising and marketing                                 19,442                37,974
    Amortization expense of intangible assets                 56,795                56,795
    Other expense                                            180,546               193,260
                                                      --------------        --------------
       Total noninterest expense                           1,003,716               925,414
                                                      --------------        --------------
       Income (loss) before income taxes                     443,562               227,248


Income Tax Expense                                           157,350                     -
                                                      --------------        --------------
       Net income (loss)                              $      286,212        $      227,248
                                                      ==============        ==============

Basic earnings (loss)  per share                      $          .19        $          .15
                                                      ==============        ==============
Weighted average shares outstanding                        1,514,494             1,473,865
                                                      ==============        ==============

WACCAMAW BANKSHARES, INC.
Statement of Cash Flows
Three-months Ended March 31, 2002 and Three-months ended March 31, 2001 (Unaudited)

                                                                                             Three-Months              Three-Months
                                                                                                 Ended                    Ended
                                                                                             March 31, 2002           March 31, 2001
                                                                                             --------------          ---------------
Cash flows from operating activities

   Net income                                                                                $    286,212              $    227,248
    Adjustments to reconcile net income to
     net cash used by operations:
       Depreciation and amortization                                                              115,058                    11,641
       Provision for loan losses                                                                  108,000                   107,000
       Accretion of discount on securities, net of
       amortization of premiums                                                                    (2,119)                   (4,477)
       Gain on sale of investments securities                                                     (10,481)                 (102,419)
   Changes in assets and liabilities:
       Accrued income                                                                             121,502                    80,084
       Other assets                                                                              (203,497)                  (20,060)
       Accrued interest payable                                                                  (301,743)                  141,183
       Other liabilities                                                                         (237,771)                   55,799
                                                                                             ------------              ------------
       Net cash provided (used) by operating activities                                          (124,839)                  495,999
                                                                                             ------------              ------------

Cash flows from investing activities

   Net increase (decrease) in federal funds sold                                                  837,000                (9,286,000)
   Purchases of investment securities                                                          (4,836,493)               (6,396,224)
   Maturities of investment securities                                                          1,073,729                10,271,840
   Net increase in loans                                                                       (6,922,731)               (5,381,695)
   Sales of investment securities                                                               2,494,844                         -
   Purchases of property and equipment                                                             (2,858)                 (600,404)
                                                                                             ------------              ------------
       Net cash used in investing activities                                                   (7,356,509)              (11,392,483)
                                                                                             ------------              ------------

Cash flows from financing activities

   Net increase in noninterest-bearing deposits                                                   754,470                 3,981,375
   Net increase in interest-bearing deposits                                                    6,647,648                 9,422,963
   Net increase in securities sold under agreements
       to repurchase                                                                              347,000                   444,000
   Proceeds from exercise of stock options                                                         26,404                    45,775
   Proceeds from issuance of common stock                                                         178,161                         -
                                                                                             ------------              ------------
       Net cash provided by financing activities                                                7,953,683                13,894,113
                                                                                             ------------              ------------
       Increase (decrease) in cash and cash equivalents                                           472,335                 2,997,629

Cash and cash equivalents, beginning                                                            5,952,369                 6,726,027
                                                                                             ------------              ------------
Cash and cash equivalents, ending                                                            $  6,424,704              $  9,723,656
                                                                                             ============              ============

Supplemental disclosure of cash flow information

   Interest paid                                                                             $  1,287,662              $  1,021,913
                                                                                             ============              ============
   Taxes paid                                                                                $          -              $          -
                                                                                             ============              ============

WACCAMAW BANKSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. as of March 31, 2002 and December 31, 2001, and its cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

WACCAMAW BANKSHARES, INC. is located in Whiteville, North Carolina. The accounting and polices of the Company and Bank follow generally accepted accounting principles and practices within the financial services industry.

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

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2002 and December 31, 2001, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2002 and 2001 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2002 and December 31, 2001 is as follows:

                                              March 31, 2002   December 31, 2001
                                              --------------   -----------------

      Commitment to extend credit                 19,856,000          15,227,000
      Standby letters of credit                    1,818,000           1,818,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank's financial condition and results of operations for the three months ending March 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights
----------

Net profit for the quarter ended March 31, 2002, was $286,212 or $.19 per weighted average share outstanding compared to a $227,248 net profit or $.15 profit per weighted average share outstanding for the quarter ended March 31, 2001.

On March 31, 2002, Waccamaw Bank's assets totaled $139,591,222 compared to $132,060,091 on December 31, 2001. Net loans were $107,749,590 compared to $100,934,859 on December 31, 2001. Total deposits on March 31, 2002 were $118,668,033 compared to $111,265,915 at the end of 2001. Stockholders' equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $321,527 resulting in a March 31, 2002 book value of $8.66 per share, up from $8.53 on December 31, 2001.

              Financial Condition, Liquidity and Capital Resources

Investments
-----------

The Bank maintains a portfolio of securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Bank.

Bonds, notes and debentures for which the Bank has the positive intent and liability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no "Held to Maturity" securities at March 31, 2002 or December 31, 2001.

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

Investments in available-for-sale securities of $17,413,966 consisted of U.S. Treasury obligations, U.S. Governmental Agency obligations, Mortgage Backed Securities (MBS), The Banker's Bank restricted stock, Federal Home Loan Bank stock and stock in an affiliate, FirstCo.

Federal Funds Sold
------------------

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $1,173,000 and $2,010,000 on March 31, 2002 and December 31, 2001, respectively. No single loan exceeds Waccamaw Bank's legal lending limit.

Loans
-----

Net loans outstanding on March 31, 2002, were $107,749,590 compared to $100,934,859 on December 31, 2001. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits
--------

Deposits on March 31, 2002, were $118,668,033 compared to $111,265,915 on
December 31, 2001. Interest-bearing accounts represented 88.91 % at March 31, 2002 and 88.85% at December 31, 2001.

Stockholders' Equity
--------------------

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders' equity at March 31, 2002 was $13,173,049 compared to $12,851,522 at December 31, 2001. This $321,527 increase was largely due to operating profits of 286,212. The Bank also exceeds all capital requirements under the leverage guidelines.

For the three months ended March 31, 2002, the operating profit of the Bank was $286,212 compared to a $227,248 profit for the three months ended March 31, 2001.

There were no cash or stock dividends declared during 2002. On June 30, 2001, a 6 for 5 stock split or 20% stock dividend was paid to shareholders of record as of June 30, 2001.

Asset Quality
-------------

The provision for possible loan losses charged to operations was $108,000 in the first quarter of 2002 and $107,000 for the first quarter of 2001. The reserve for loan losses on March 31, 2002, was $1,422,978 or 1.30% of period end loans.

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

At March 31, 2002 the Bank had $461,887 of loans in nonaccrual status. At March 31, 2001 the Bank had $21,860 of loans in nonaccrual status. Repossessed assets at March 31, 2002 were $95,771. Repossessed assets at March 31, 2001 were $41,258.

Interest Sensitivity and Liquidity
----------------------------------

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

At March 31, 2002, the liquidity position of the Bank was strong, with short-term liquid assets of $10,973,759 or 7.86% of total assets.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Currently the Bank is not a party to any legal proceedings.

Item 2.           Changes in Securities

                  Not Applicable

Item 3.           Defaults Upon Senior Securities

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the bank's annual meeting of shareholders held on April 18, 2002, the shareholders 1. Elected M. "Bo" Biggs and James G. Graham to serve as directors of the bank and 2. Ratified the appointment of Larrowe & Company P.L.C. as the Company's independent public accountants for 2002.

Item 5.           Other Information

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  a) Exhibits

                     None

                  b) Reports on 8-K

                     None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

                                 WACCAMAW BANK

Date:  May 1, 2002               _______________________

                                 David A. Godwin
                                 Chief Financial Officer