Form 10QSB
period 2002-06-30
WACCAMAW BANKSHARES INC
filed 2002-08-14
CIK 1144686

                 United States Securites and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-32985

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of August 5, 2002 there were 1,528,110 shares of the issuer's common stock, no par value, outstanding.

              YES     XX              NO _______
                   --------

                                  WACCAMAW BANK
                                      INDEX

Part I.  FINANCIAL INFORMATION                                                  Page Number
         Item 1.  Financial Statements

                  Balance Sheets June 30, 2002 (Unaudited)
                  and December 31, 2001                                                1

                  Statements of Income, Six Months  Ended
                  June 30, 2001 and June 30, 2002 (Unaudited)                          2

                  Statements of Income, Quarters Ended
                  June 30, 2001 and June 30, 2002 (Unaudited)                          3

                  Statement of Changes in Stockholders'
                  Equity, Period Ended December 31, 2001
                  and Six Months Ended June 30, 2002 (Unaudited)                       4

                  Statement of Cash Flows, Six Months Ended
                  June 30, 2001 and June 30, 2002 (Unaudited)                          5

                  Statement of Cash Flows, Quarters Ended
                  June 30, 2001 and June 30, 2002 (Unaudited                           6


                  Notes to Financial Statements                                       7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      9-11

Part II.  OTHER INFORMATION                                                            12

SIGNATURES                                                                             12

CERTIFICATIONS                                                                         13

Waccamaw Bankshares, inc.
Balance Sheets
June 30, 2002 and December 31, 2001


                                                                         (Unaudited)
                                                                          June 30,          December 31,
Assets:                                                                     2002                2001
                                                                       ---------------    ----------------
Cash and due from banks                                                $     4,136,457    $      3,158,466
Interest-Bearing deposits with banks                                           700,967           2,793,903
Federal funds sold                                                           9,493,000           2,010,000
Investment securities, available for sale                                   15,975,147          15,358,198
Restricted equity securities                                                 1,080,528             944,497
Loans, net of allowance for loan losses of $1,681,095
   in 2002, and $1,422,978 in 2001                                         117,934,153         100,934,859
Other Real Estate Owned                                                        137,958              49,642
Property and equipment, net                                                  3,449,717           3,547,634
Accrued income                                                                 925,708             968,502
Other assets                                                                 2,124,870           2,294,390
                                                                       ---------------    ----------------
         Total assets                                                  $   155,958,505    $    132,060,091
                                                                       ===============    ================

Liabilities and Stockholders' Equity

Liabilities:

Noninterest-bearing deposits                                           $    14,332,836    $     12,409,512
Interest-bearing deposits                                                  110,664,535          98,856,403
                                                                       ---------------    ----------------
         Total deposits                                                    124,997,371         111,265,915

Securities sold under agreements to repurchase                               6,525,000           3,501,000
Long-term debt                                                               8,500,000           2,500,000
Accrued interest payable                                                       905,349           1,152,170
Other liabilities                                                            1,215,573             789,484
                                                                       ---------------    ----------------
         Total liabilities                                                 142,143,293         119,208,569
                                                                       ---------------    ----------------

Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares
   authorized; none outstanding
Common stock, no par value; 5,000,000 shares
   authorized; 1,528,110 shares issued in 2002 and
   1,505,730 shares issued in 2001                                          12,445,385          12,192,314
Retained earnings                                                            1,197,988             548,972
Accumulated other comprehensive income                                         171,839             110,236
                                                                       ---------------    ----------------

         Total stockholders' equity                                         13,815,212          12,851,522
                                                                       ---------------    ----------------
         Total liabilities and stockholders' equity                    $   155,958,505    $    132,060,091
                                                                       ===============    ================

Waccamaw Bankshares, inc.
Statement of Income
Six-months ended June 30, 2002 and Six-months ended June 30, 2001 (Unaudited)

                                                                          Six-Months         Six-Months
                                                                             Ended              Ended
                                                                        June 30, 2002      June  30, 2001
                                                                       ---------------    ----------------
Interest income
    Loans and fees on loans                                            $     4,045,619    $      3,368,809
    Federal funds sold                                                          37,846             193,030
    Investment securities, taxable                                             520,377             705,612
                                                                       ---------------    ----------------
          Total interest income                                              4,603,842           4,267,451

Interest expense
    Deposits                                                                 1,826,186           2,122,264
    Fed funds purchased and securities
        sold under agreements to repurchase
       Other borrowed funds                                                      2,461                   -
    Securities sold under agreements to repurchase                              25,438             126,884
    FHLB Advance                                                                92,109              74,534
                                                                       ---------------    ----------------
          Total interest expense                                             1,946,194           2,323,682
                                                                       ---------------    ----------------
          Net interest income                                                2,657,648           1,943,769

Provision for loan losses                                                      417,500             215,000
                                                                       ---------------    ----------------
    Net interest income after provision
     for loan losses                                                         2,240,148           1,728,769
                                                                       ---------------    ----------------

Noninterest income
    Service charges on deposit accounts                                        362,592             300,070
Net servicing fees                                                              96,575              69,093
    Other operating income                                                     173,864             146,019
    Net realized gains on sale or maturity
       of investment securities                                                 10,411             102,428
                                                                       ---------------    ----------------
          Total noninterest income                                             643,442             617,610
                                                                       ---------------    ----------------


Noninterest expense
    Salaries and employee benefits                                           1,038,071             858,945
    Occupancy expense                                                          298,443             256,794
    Data Processing                                                             65,107             231,519
    Advertising and marketing                                                   37,868              71,286
    Amortization expense of intangible assets                                  113,590             113,594
    Other expense                                                              346,580             305,076
                                                                       ---------------    ----------------
          Total noninterest expense                                          1,899,659           1,837,214
                                                                       ---------------    ----------------
          Income before income taxes                                           983,931             509,165


Income tax expense                                                             334,915              50,000
                                                                       ---------------    ----------------
                Net income                                             $       649,016    $        459,165
                                                                       ===============    ================

Basic earnings per share                                               $           .43    $            .31
                                                                       ---------------    ----------------
Weighted average shares outstanding                                          1,518,818           1,478,387
                                                                       ===============    ================

WACCAMAW BANKSHARES, INC.
Statement of Income
Quarter ended June 30, 2002 and Quarter ended June 30, 2001 (Unaudited)

                                                                       Quarter Ended       Quarter Ended
                                                                        June 30, 2002      June  30, 2001
                                                                       ---------------    ----------------
Interest income
    Loans and fees on loans                                            $     2,086,039    $      1,743,397
    Federal funds sold                                                          19,622              70,695
    Investment securities, taxable                                             262,585             390,853
                                                                       ---------------    ----------------
          Total interest income                                              2,368,246           2,204,945

Interest expense
    Deposits                                                                   887,819           1,062,403
    Federal funds purchased and securities
     sold under agreements to repurchase                                        16,910               8,675
    Other borrowed funds                                                        55,547              89,508
                                                                       ---------------    ----------------
          Total interest expense                                               960,276           1,160,586
                                                                       ---------------    ----------------
          Net interest income                                                1,407,970           1,044,359

Provision for loan losses                                                      309,500             108,000
                                                                       ---------------    ----------------
    Net interest income after provision
     for loan losses                                                         1,098,470             936,359
                                                                       ---------------    ----------------


Noninterest income
    Service charges on deposit accounts                                        194,919             160,016
Net servicing fees                                                              62,858              23,283
    Other operating income                                                      80,136              74,050
    Net realized gains on sale or maturity
     of investment securities                                                      (70)                  9
                                                                       ---------------    ----------------
          Total noninterest income                                             337,843             257,349
                                                                       ---------------    ----------------


Noninterest expense
    Salaries and employee benefits                                             516,879             434,763
    Occupancy expense                                                          149,987             104,174
    Data processing                                                            (12,179)             35,008
    Advertising and marketing                                                   18,426              33,312
    Amortization expense of intangible assets                                   56,795              56,798
    Other expense                                                              166,035             297,745
                                                                       ---------------    ----------------
          Total noninterest expense                                            895,943             961,800
                                                                       ---------------    ----------------
          Income before income taxes                                           540,370             231,917

Income tax expense                                                             177,565                   -
                                                                       ---------------    ----------------
       Net income                                                      $       362,805    $        231,917
                                                                       ===============    ================

Basic earnings income per share                                        $           .24    $            .16
                                                                       ---------------    ----------------
Weighted average shares outstanding                                          1,523,094           1,482,859
                                                                       ===============    ================

WACCAMAW BANKSHARES, INC.
Statement of Changes in Stockholders' Equity
Six months ended June 30, 2002 and period ended December 31, 2001

                                                                                              Accumulated
                                                                              Retained           Other
                                           Common                             Earnings       Comprehensive
                                           Stock             Surplus         (Deficit)       Income (Loss)          Total
                                       -------------     --------------     -------------    -------------      --------------
Shares issued pursuant
   to pre-opening common
   stock subscriptions                 $   6,137,450     $    5,807,255     $    (475,383)   $     (54,009)     $   11,415,313

Issuance of common stock                      14,300             31,460                 -                -              45,760
Exercise of Stock Options                     85,540             71,340                 -                -             156,880
Recapitalization to no par
   stock                                   5,910,055         (5,910,055)                -                -                   -
Stock issuance costs                         (21,548)                 -                 -                -             (21,548)
Redemption of
  fractional shares                           (1,082)                 -                 -                -              (1,082)
Exercise of stock options                     67,599                  -                 -                -              67,599



Comprehensive income
Net income                                         -                   -        1,024,355                -           1,024,355
Net change in unrealized
   depreciation on investment
   securities available for sale                   -                   -                -          164,245             164,245
                                                                                                                --------------

Total comprehensive
   income                                                                                                            1,188,600
                                       -------------     --------------     -------------    -------------      --------------
December 31, 2001                      $  12,192,314     $            -     $     548,972    $     110,236      $   12,851,522
                                       =============     ==============     =============    =============      ==============


Common Stock
Issuance of Common Stock                     178,161                  -                 -                -             178,161
Stock Options Exercised                       74,910                  -                 -                -              74,910
Comprehensive Income
Net income                                         -                  -           649,016                -             649,016
Net change in unrelated
   appreciation of investment
   securities for sale                             -                  -                 -           61,603              61,603
                                                                                                                --------------
Total comprehensive
    income                                                                                                             710,619
                                       -------------     --------------     -------------    -------------      --------------
June 30, 2002 (Unaudited)              $  12,445,385     $            -     $   1,197,988    $     171,839      $   13,815,212
                                       =============     ==============     =============    =============      ==============

WACCAMAW BANKSHARES, INC.
Statement of Cash Flows
Six-months ended June 30, 2002 and Six-months ended June 30, 2001 (Unaudited)

                                                                                     Six-Months        Six-Months
                                                                                        Ended            Ended
                                                                                    June 30, 2002    June 30, 2001
                                                                                    -------------    --------------
Cash flows from operating activities

  Net income                                                                        $     649,016    $      459,165
    Adjustments to reconcile net income to net cash used by operations:
       Depreciation and amortization                                                      231,086            91,791
       Provision for loan losses                                                          417,500           215,000
       Accretion of discount on securities, net of amortization of premiums               (12,103)           (8,113)
       Gain on sale of investments                                                        (10,411)          102,428
       Deferred taxes
    Changes in assets and liabilities:
       Accrued Income                                                                      42,794           (40,167)
       Other assets                                                                       (32,387)         (945,764)
       Accrued interest payable                                                          (246,821)          264,499
       Other liabilities                                                                  426,090           192,964
                                                                                    -------------    --------------
       Net cash used by operating activities                                            1,464,764           331,803
                                                                                    -------------    --------------

Cash flows from investing activities
   Net increase/(decrease) in federal funds sold                                       (7,483,000)          799,000
   Purchases of investment securities                                                  (5,983,131)      (12,331,629)
   Maturities of investments and paydowns of MBS                                        2,569,424        11,655,822
   Net increase in loans                                                              (17,416,794)      (15,010,679)
   Sales of investment securities                                                       2,744,844                 -
   Purchases of property and equipment                                                    (19,579)       (1,420,154)
                                                                                    --------------     ------------
       Net cash used in investing activities                                          (25,588,236)      (16,307,640)
                                                                                    --------------     ------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                                         1,923,324           881,428
   Net increase in interest-bearing deposits                                           11,808,132        18,074,516
   Net increase in securities sold under agreements to repurchase                       3,024,000           228,000
   Proceeds from long-term debt                                                         6,000,000                 -
   Proceeds from exercise of stock options                                                 74,910           156,880
   Proceeds from sale of common stock                                                     178,161            45,760
                                                                                    -------------    --------------
   Net cash provided by financing activities                                           23,008,527        19,386,584
                                                                                    -------------    ---------------
       Net increase/(decrease) in cash and cash equivalents                            (1,114,945)        3,410,747

Cash and cash equivalents, beginning                                                    5,952,369         6,726,027
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   4,837,424    $   10,136,774
                                                                                    =============    ==============

Supplemental disclosure of cash flow information
   Interest paid                                                                    $   2,193,015    $    2,363,849
                                                                                    =============    ==============
   Taxes paid                                                                       $     785,563    $       50,000
                                                                                    =============    ==============

WACCAMAW BANKSHARES, INC.
Statement of Cash Flows
Quarter ended June 30, 2002 and quarter ended June 30, 2001 (Unaudited)

                                                                                    Quarter Ended     Quarter Ended
                                                                                    June 30, 2002     June 30, 2001
                                                                                    --------------   ---------------
Cash flows from operating activities

  Net income                                                                        $     362,804    $      231,917
    Adjustments to reconcile net income to net cash used by operations:
       Depreciation and amortization                                                      116,028            80,150
       Provision for loan losses                                                          309,500           108,000
       Accretion of discount on securities, net of amortization of premiums                (9,984)           (3,636)
       Gain on sale of investments                                                             70                 9
Changes in assets and liabilities:
       Accrued Income                                                                     (78,708)         (120,251)
       Other assets                                                                       171,110          (925,704)
       Accrued interest payable                                                            54,922           123,316
       Other liabilities                                                                  663,861           137,165
                                                                                    -------------    --------------
       Net cash used by operating activities                                            1,589,603          (369,034)
                                                                                    -------------    ---------------

Cash flows from investing activities
   Net increase/(decrease) in federal funds sold                                       (8,320,000)       10,085,000
   Purchases of investment securities                                                  (1,146,638)       (5,935,405)
   Maturities of investments and paydowns of MBS                                        1,495,695         1,588,820
   Net increase in loans                                                              (10,494,063)       (9,628,984)
   Sales of investment securities                                                         250,000                 -
   Purchases of property and equipment                                                    (16,721)         (819,750)
                                                                                    --------------   ---------------
       Net cash used in investing activities                                          (18,231,727)       (4,710,319)
                                                                                    --------------      ------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                                         1,168,854          (671,055)
   Net increase in interest-bearing deposits                                            5,160,484         6,222,661
   Net increase in securities sold under agreements to repurchase                       2,677,000          (216,000)
   Proceeds from long-term debt                                                         6,000,000                 -
   Proceeds from exercise of stock options                                                 48,506           111,105
   Proceeds from issuance of common stock                                                       -            45,760
                                                                                    -------------    --------------
       Net cash provided by financing activities                                       15,054,844         5,492,471
                                                                                    -------------    ---------------
       Net decrease in cash and cash equivalents                                       (1,587,280)          413,118

Cash and cash equivalents, beginning                                                    6,424,704         9,723,656
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   4,837,424    $   10,136,774
                                                                                    =============    ==============

Supplemental disclosure of cash flow information
   Interest paid                                                                    $    1,207,096   $    1,192,361
                                                                                    ==============   ==============
   Taxes paid                                                                       $      368,565   $       50,000
                                                                                    ==============   ==============

WACCAMAW BANKSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. as of June 30, 2002 and December 31, 2001, and its cash flows for the six months and three months ended June 30, 2002 and 2001. The results of operations for the six months and three months ended June 30, 2002 and 2001 are not necessary indicative of the results expected for the full year.

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

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2002 and December 31, 2001, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 2002 and 2001 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2002 and December 31, 2001 is as follows:

                                                        June 30, 2002          December 31, 2001
                                                        -------------          -----------------
         Commitment to extend credit                       24,208,000                 15,227,000
         Standby letters of credit                            328,000                  1,818,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank's financial condition and results of operations for the six months and three months ending June 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended June 30, 2002, was $362,805 or $.24 per weighted average share outstanding compared to a $231,917 net profit or $.16 per weighted average share outstanding for the quarter ended June 30, 2001.

On June 30, 2002, Waccamaw Bank's assets totaled $155,958,505 compared to $132,060,091 on December 31, 2001. Net loans were $117,934,153 compared to $100,934,859 on December 31, 2001. Total deposits on June 30, 2002 were $124,997,371 compared to $111,265,915 at the end of 2001. Stockholders' equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $963,690 resulting in a June 30, 2002 book value of $9.04 per share, up from $8.53 on December 31, 2001.

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

Bonds, notes and debentures for which the Bank has the positive intent and liability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank has no "Held to Maturity" securities at June 30, 2002 or December 31, 2001.

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

Investments in available-for-sale securities of $17,055,675 consisted of U.S. Treasury obligations, U.S. Governmental Agency obligations, Mortgage Backed Securities (MBS), The Banker's Bank restricted stock, Federal Home Loan Bank stock and stock in an affiliate, FirstCo.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $9,493,000 and $2,010,000 on June 30, 2002 and December 31, 2001, respectively. No single loan exceeds Waccamaw Bank's legal lending limit.

Loans

Net loans outstanding on June 30, 2002, were $117,934,153 compared to $100,934,859 on December 31, 2001. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits

Deposits on June 30, 2002, were $124,997,371 compared to $111,265,915 on
December 31, 2001. Interest-bearing accounts represented 88.53% at June 30, 2002 and 88.85% at December 31, 2001.

Stockholders' Equity

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders' equity at June 30, 2002 was $13,815,212 compared to $12,851,522 at December 31, 2001. This $963,690 increase was largely due to operating profits of $649,016. The Bank also exceeds all capital requirements under the leverage guidelines.

For the six months ended June 30, 2002, the operating profit of the Bank was $649,016 compared to a $459,165 profit for the six months ended June 30, 2001.

There have been no cash or stock dividends declared during 2002. On June 30, 2001, a 6 for 5 stock split or 20% stock dividend was paid to shareholders of record as of June 30, 2001.

Asset Quality

The provision for possible loan losses charged to operations was $309,500 in the second quarter 2002 and $108,000 in the second quarter of 2001. The reserve for loan losses on June 30, 2002, was $1,681,095 or 1.40% of period end loans.

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

At June 30, 2002 the Bank had $2,034,447 loans in nonaccrual status and $21,666 at June 30, 2001. Repossessed assets at June 30, 2002 were $198,812 and $104,660 at June 30, 2001.

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

At June 30, 2002, the liquidity position of the Bank was strong, with short-term liquid assets of $16,757,585 or 10.74% of total assets.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               No significant changes in legal proceedings occurred during the quarter.

Item 2.        Changes in Securities

               Not Applicable

Item 3.        Defaults Upon Senior Securities

               Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders

               Not Applicable

Item 5.        Other Information

               Waccamaw Bank received $95,000 from First Citizens Bank in the form of a credit against future data processing fees. This created a credit of ($12,179) against data processing fees expense in the second quarter.

Item 6.        Exhibits and Reports on Form 8-K

               Exhibits

               None

               Reports on 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

                                                   WACCAMAW BANKSHARES, INC.

Date:  August 13, 2002                             By: s/David A. Godwin

                                                   ----------------------------
                                                   David A. Godwin
                                                   Chief Financial Officer

                                  CERTIFICATION

         The undersigned hereby certifies that, [to his knowledge], (i) the Form 10-Q filed by Waccamaw Bankshares, Inc. (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer [on the dates and for the periods presented therein].

Date:  August 13, 2002                   By s/ James G. Graham

                                         _____________________________________
                                         James G. Graham
                                         President and Chief Executive Officer

Date:  August 13, 2002                   By s/ David A. Godwin


                                         _____________________________________
                                         David A. Godwin
                                         Chief Financial Officer