Form 10QSB
period 2002-09-30
WACCAMAW BANKSHARES INC
filed 2002-11-14
CIK 1144686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32985

WACCAMAW BANKSHARES, INC
(Name of Small Business Issuer in its Charter)

North Carolina	52-2329563
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 N. Powell Boulevard Whiteville, N.C. 28472
(address of Principal Executive Office)

(910) 641-0044
(Issuer’s telephone number, including area code)

Waccamaw Bank, 110 N. Powell Boulevard Whiteville, N.C. 28472
(former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of November 6, 2002 there were 1,529,694 shares of the issuer’s common stock, no par value, outstanding.  Yes  ☒  No  ☐

WACCAMAW BANK

WACCAMAW BANK
Balance Sheets
September 30, 2002 and December 31, 2001

	(Unaudited) September 30, 2002	December 31, 2001
Assets:
Cash and due from banks	$4,044,149	$3,158,466
Interest-bearing deposits with banks	630,433	2,793,903
Federal funds sold	15,357,000	2,010,000
Investment securities, available for sale	18,177,313	15,358,198
Restricted equity securities	1,041,585	944,497
Loans, net of allowance for loan losses of $1,724,139 in 2002, and $1,421,548 in 2001	118,699,417	100,934,859
Other Real Estate Owned	49,045	49,642
Property and equipment, net	3,412,027	3,547,634
Accrued income	890,966	968,502
Other assets	2,538,720	2,294,390

Total assets	$164,840,655	$132,060,091

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$13,658,509	$12,409,512
Interest-bearing deposits	121,464,999	98,856,403

Total deposits	135,123,508	111,265,915
Securities sold under agreements to repurchase	5,774,000	3,501,000
Long-term debt	8,500,000	2,500,000
Accrued interest payable	928,355	1,152,170
Other liabilities	317,348	789,484

Total liabilities	150,643,211	119,208,569

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 5,000,000 shares authorized; 1,529,694 shares issued in 2002 and 1,505,730 shares issued in 2001	12,445,385	12,192,314
Retained earnings	1,641,291	548,972
Accumulated other comprehensive income	110,768	110,236

Total stockholders’ equity	14,197,444	12,851,522

Total liabilities and stockholders’ equity	$164,840,655	$132,060,091

WACCAMAW BANK
Statement of Income
Nine-months ended September 30, 2002 and Nine-months ended September 30, 2001 (Unaudited)

	Nine-Months Ended Sept 30, 2002	Nine-Months Ended Sept 30, 2001
Interest income
Loans and fees on loans	$6,208,267	$5,294,073
Money market investments	98,556	213,406
Investment securities, taxable	772,779	1,025,157

Total interest income	7,079,602	6,532,636
Interest expense
Deposits	2,777,671	3,159,153
Federal funds purchased and securities sold under agreements to repurchase	45,003	176,024
Other borrowed funds	168,917	111,261

Total interest expense	2,991,591	3,446,438

Net interest income	4,088,011	3,086,198
Provision for loan losses	494,106	323,000

Net interest income after provision for loan losses	3,593,905	2,763,198

Noninterest income
Service charges on deposit accounts	571,564	468,796
Net servicing fees	157,043	98,427
Other operating income	252,525	212,800
Net realized gains on sale or maturity of investment securities	7,938	126,092

Total noninterest income	989,070	906,115

Noninterest expense
Salaries and employee benefits	1,556,968	1,321,140
Occupancy and equipment	436,627	396,488
Data processing	114,145	350,439
Amortization expense of intangible assets	170,385	170,391
Other expense	581,121	569,720

Total noninterest expense	2,859,246	2,808,178

Income (loss) before income taxes	1,723,729	861,135
Income Tax Expense	631,409	89,000

Net income	$1,092,320	$772,135

Basic earnings income per share	$.72	$.51

Weighted average shares outstanding	1,522,386	1,502,932

WACCAMAW BANK
Statement of Income
Quarter ended September 30, 2002 and Quarter ended September 30, 2001 (Unaudited)

	Quarter Ended Sept 30, 2002	Quarter Ended Sept 30, 2001
Interest income
Loans and fees on loans	$2,162,648	$1,925,264
Money market investments	60,710	20,376
Investment securities, taxable	252,402	319,545

Total interest income	2,475,760	2,265,185
Interest expense
Deposits	951,485	1,036,889
Fed funds purchased and securities sold under agreements to repurchase	17,104	49,140
Other borrowed funds	76,808	36,727

Total interest expense	1,045,397	1,122,756

Net interest income	1,430,363	1,142,429
Provision for loan losses	76,606	108,000

Net interest income after provision for loan losses	1,353,757	1,034,429

Noninterest income
Service charges on deposit accounts	208,972	168,726
Net servicing fees	60,468	29,334
Other operating income	78,661	66,781
Net realized gains on sale or maturity Of investment securities	(2,473)	23,664

Total noninterest income	345,628	288,505

Noninterest expense
Salaries and employee benefits	518,897	462,195
Occupancy and equipment	138,184	139,694
Data processing	49,038	118,920
Amortization expense of intangible assets	56,795	56,798
Other expense	196,674	193,357

Total noninterest expense	959,588	970,964

Net income	739,797	351,970
Income Tax Expense	296,494	39,000

Net income	$443,303	$312,970

Basic earnings income per share	$.29	$.21

Weighted average shares outstanding	1,529,275	1,505,730

WACCAMAW BANK
Statement of Changes in Stockholders’ Equity
Nine-months ended September 30, 2002 and year ended December 31, 2001

	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2000
Shares issued pursuant to pre-opening common stock subscriptions	$6,137,450	$5,807,255	$(475,383)	$(54,009)	$11,415,313
Issuance of common stock	14,300	31,460	—	—	45,760
Exercise of stock options	85,540	71,340	—	—	156,880
Recapitalization to no par stock	5,910,055	(5,910,055)	—	—	—
Stock issuance costs	(21,548)	—	—	—	(21,548)
Redemption of fractional shares	(1,082)	—	—	—	(1,082)
Exercise of stock options	67,599	—	—	—	67,599
Comprehensive income
Net income	—	—	1,024,355	—	1,024,355
Net change in unrealized depreciation on investment securities available for sale	—	—	—	164,245	164,245

Total comprehensive income					1,188,600

December 31, 2001	$12,192,314	$—	$548,972	$110,236	$12,851,522

Common Stock
Issuance of Common Stock	178,161	—	—	—	178,161
Stock Options Exercised	74,910	—	—	—	74,910
Comprehensive Income
Net income	—	—	1,092,320	—	1,092,320
Net change in unrelated appreciation of investment securities for sale	—	—	—	531	531

Total comprehensive income					1,092,851

Sept 30, 2002 (Unaudited)	$12,445,385	$—	$1,641,292	$110,767	$14,197,444

WACCAMAW BANK
Statement of Cash Flows
Nine-months ended September 30, 2002 and Nine-months ended September 30, 2001 (Unaudited)

	Nine-Months Ended Sept 30, 2001	Nine-Months Ended Sept 30, 2002
Cash flows from operating activities
Net income	$1,092,320	$772,135
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	348,349	165,965
Provision for loan losses	494,106	323,000
Accretion of discount on securities, net of amortization of premiums	(29,139)	(15,053)
Gain on sale of investment securities	(7,938)	(126,092)
Changes in assets and liabilities:
Accrued Income	77,536	(152,549)
Other assets	(414,118)	147,669
Accrued interest payable	(223,815)	250,185
Other liabilities	(472,136)	525,743

Net cash provided (used) by operating activities	865,165	1,891,003

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(13,347,000)	184,000
Purchases of investment securities	(10,964,926)	(14,320,169)
Maturities of investment securities	4,829,832	3,180,704
Net increase in loans	(18,258,664)	(29,638,465)
Sales of investment securities	3,256,498	13,890,876
Purchases of property and equipment	(42,356)	(1,527,226)

Net cash used in investing activities	(34,526,616)	(28,230,280)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,248,997	2,547,561
Net increase in interest-bearing deposits	22,608,596	22,899,853
Net increase in securities sold under agreements to repurchase	2,273,000	424,000
Proceeds from long-term debt	6,000,000	—
Proceeds from exercise of stock options	74,910	206,799
Proceeds from issuance of common stock	178,161	45,760

Net cash provided by financing activities	32,383,664	26,123,973

Increase (decrease) in cash and cash equivalents	(1,277,787)	(215,304)
Cash and cash equivalents, beginning	5,952,369	6,726,027

Cash and cash equivalents, ending	$4,674,582	$6,510,723

Supplemental disclosure of cash flow information
Interest paid	$3,215,406	$3,196,523

Taxes paid	$1,156,748	$—

WACCAMAW BANKSHARES, INC.
Statement of Cash Flows
Quarter ended September 30, 2002 and quarter ended September 30, 2001 (Unaudited)

	Quarter Ended Sept 30, 2002	Quarter Ended Sept 30, 2001
Cash flows from operating activities
Net income	$443,303	$312,970
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	117,263	74,174
Provision for loan losses	76,606	108,000
Accretion of discount on securities, net of amortization of premiums	(17,036)	(6,940)
Gain on sale of investments	2,473	(23,664)
Changes in assets and liabilities:
Accrued Income	34,742	(112,382)
Other assets	(381,732)	1,093,433
Accrued interest payable	23,006	(14,314)
Other liabilities	(898,225)	332,779

Net cash used by operating activities	(599,600)	1,764,056

Cash flows from investing activities
Net increase/(decrease) in federal funds sold	(5,864,000)	(615,000)
Purchases of investment securities	(4,981,795)	(2,193,396)
Maturities of investments and paydowns of MBS	2,260,408	(8,475,118)
Net increase in loans	(841,870)	(14,627,786)
Sales of investment securities	511,655	13,890,876
Purchases of property and equipment	(22,777)	(107,072)

Net cash used in investing activities	(8,938,379)	(12,127,496)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	(674,327)	1,666,133
Net increase in interest-bearing deposits	10,800,464	4,825,337
Net increase in securities sold under agreements to repurchase	(751,000)	196,000
Proceeds from exercise of stock options	—	49,919

Net cash provided by financing activities	9,375,137	6,737,389

Net increase (decrease) in cash and cash equivalents	(162,842)	(3,626,051)
Cash and cash equivalents, beginning	4,837,424	10,136,774

Cash and cash equivalents, ending	$4,674,582	$6,510,723

Supplemental disclosure of cash flow information
Interest paid	$1,022,391	$1,137,070

Taxes paid	$371,200	$—

WACCAMAW BANKSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. and its subsidiary Waccamaw Bank as of September 30, 2002 and December 31, 2001, and its cash flows for the nine months and three months ended September 30, 2002 and 2001. The results of operations for the nine months and three months ended September 30, 2002 are not necessary indicative of the results expected for the full year.

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

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2002 and December31, 2001, the Bank had no investments classified as held to maturity.

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

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended September 30, 2002 and 2001 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2002 and December 31, 2001 is as follows:

	September 30, 2002	December 31, 2001

Commitment to extend credit	22,566,019	15,227,000
Standby letters of credit	746,000	1,818,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank’s financial condition and results of operations for the nine months and three months ending September 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank of July 1, 2001.

Highlights

Net income for the quarter ended September 30, 2002, was $443,303 or $.29 per average share outstanding compared to a $312,970 net profit or $.21 per share outstanding for the quarter ended September 30, 2001.

On September 30, 2002, Waccamaw Bank’s assets totaled $164,840,655 compared to $132,060,091 on December 31, 2001. Net loans were $118,699,417 compared to $100,934,859 on December 31, 2001. Total deposits on September 30, 2002 were $135,123,508 compared to $111,265,915 at the end of 2001. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $1,345,922 resulting in a September 30, 2002 book value of $9.28 per share, up from $8.54 on December 31, 2001.

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

Bonds, notes and debentures for which the Bank has the positive intent and liability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank has no “Held to Maturity” securities at September 30, 2002 or December 31, 2001.

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Investments in available-for-sale securities of $19,218,898 consisted of U.S. Treasury obligations, U.S. Governmental Agency obligations, Mortgage Backed Securities (MBS), The Banker’s Bank restricted stock, Federal Home Loan Bank stock and stock in an affiliate, FirstCo.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $15,357,000 and $2,010,000 on September 30, 2002 and December 31, 2001, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on September 30, 2002, were $118,699,417 compared to $100,934,859 on December 31, 2001. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits

Deposits on September 30, 2002, were $135,123,508 compared to $111,265,915 on December 31, 2001. Interest-bearing accounts represented 88.89% at September 30, 2002 and 88.85% at December 31, 2001.

Stockholders’ Equity

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2002 was $14,197,444 compared to $12,851,522 at December 31, 2001. This $1,345,922 increase was largely due to operating profits of $1,092,320. The Bank also exceeds all capital requirements under the leverage guidelines.

For the nine months ended September 30, 2002, the operating profit of the Bank was $1,092,320 compared to a $772,135 profit for the nine months ended September 30, 2001.

There have been no cash dividends declared during 2002. On June 30, 2001, a 6 for 5 stock split or 20% stock dividend was paid to shareholders of record as of June 30, 2001.

Asset Quality

The provision for possible loan losses charged to operations was $76,606 in the third quarter 2002 and $108,000 in the third quarter of 2001. The reserve for loan losses on September 30, 2002, was $1,724,139 or 1.43% of period end loans.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and fluctuations in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s assets quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition.

Management believes that its provision and reserve offer an adequate allowance for future loan losses and provide a sound reserve for the loan portfolio.

At September 30, 2002 the Bank had $900,612 loans in nonaccrual status and $18,420 at September 30, 2001. Repossessed assets at September 30, 2002 were $286,431 and $90,473 at September 30, 2001.

Interest Sensitivity and Liquidity

One of the principal duties of the Bank’s Asset/Liability Management Committee is management of interest rate risk. The Bank utilizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

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

At September 30, 2002, the liquidity position of the Bank was strong, with short-term liquid assets of $24,030,583 or 14.58% of total assets.

ITEM 3. ATTESTATION OF INTERNAL CONTROL

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

        Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

        Exhibits

        None

        Reports on 8-K

        None

SIGNATURES

STATEMENT OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350

In connection with the Quarterly Report on Form 10-QSB for the period ended September 30, 2002 (the “Form 10-QSB”) of Waccamaw Bankshares, Inc. (the “Company”), we, James G. Graham, Chief Executive Officer of the Company, and David A. Godwin, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge;

(a)  the Form 10-QSB fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934, as amended; and

(b)  the information contained in the Form 10_QSB fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Form 10-QSB.

By:	/s/ James G. Graham	Date:	November 13, 2002
James G. Graham President and Chief Executive Officer

By:	/s/ David A. Godwin	Date:	November 13, 2002
David A. Godwin Chief Financial Officer

CERTIFICATION

I, James G. Graham certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

b)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies an material weaknesses.

Date:	November 13, 2002	/s/ James G. Graham
President and Chief Executive Officer

CERTIFICATION

I, David A. Godwin certify that:

7.    I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;

8.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies an material weaknesses.

Date:	November 13, 2002	/s/ David A. Godwin
Chief Financial Officer