Form 10KSB
period 2002-12-31
WACCAMAW BANKSHARES INC
filed 2003-03-31
CIK 1144686

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(MARK ONE)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

WACCAMAW BANKSHARES, INC.

(Name of Small Business Issuer in its Charter)

NORTH CAROLINA (State or Other Jurisdiction of incorporation or organization)	52-2329563 (IRS Employer Identification No.)

110 North J.K. Powell Boulevard; Whiteville, NC 28472
(Address of Principal Executive Office)

(910) 641-0044
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                     NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $10,963,798.

The aggregate market value of the voting stock as of March 20, 2003, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $27,557,820. (at $18 per share)

1,530,990 shares of the Issuer’s common stock were issued and outstanding as of March 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to stockholders for fiscal year ended December 31, 2002, is incorporated by reference into Form 10-KSB Part II, Item 6, 7, and Part IV, Item 13. The issuer’s Proxy Statement dated March 1, 2003, is incorporated by reference into Form 10-KSB Part I, Item 1, 2 and Part III, Items 9, 10, 11, and 12.

Transitional Small Business Disclosure Format. (Check one.)
Yes ☐                     No ☒

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

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997. The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices and Brunswick County through two banking offices. As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Reserve.

Location and Service Area

The Company’s primary service area is Columbus and Brunswick Counties of North Carolina. The principal business of the Company is to provide comprehensive individual and corporate banking services through its main service area. These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services that are traditionally available from community banks.

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

Brunswick County is adjacent to Columbus County to the southeast and also borders South Carolina. Shallotte, the largest city in the county is approximately 35 miles southwest of Wilmington and 35 miles northeast of Myrtle Beach. Brunswick County has a population of 73,000 as of 1999 and has per capita income of $19,229 in 1999.

The principle components of the economy are manufacturing, agriculture and tourism. Manufacturing employment is concentrated in the wood products and textile industries. The primary agriculture products are tobacco and hogs.

Competition

The primary business activity of the Company is commercial banking. This activity is conducted by the Bank that is the wholly-owned subsidiary of the Company.

Banking is a highly competitive industry. The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered. The Bank encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in the Bank’s market area. In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank. Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust, interstate and international banking services, that the Company can not or will not provide.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation (Financial Holding Company Regulations)

The Company is a financial holding company within the meaning of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under the GLB Act, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the GLB Act generally permits a bank holding company to elect to become a “financial holding company”. A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve considers to be closely related to banking.

A bank holding company may become a financial holding company under the GLB Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve falls out of compliance with these requirements may be required to cease engaging in some of its activities.

Under the GLB Act, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity, banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The GLB Act also imposes additional restrictions and heightened disclosure requirements regarding information collected by financial institutions. We cannot predict the full sweep of the new legislation. However, the Company is still subject to the Bank Holding Company Act (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of it’s operations and such information as the Federal Reserve may require.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the holding company. In the case of the Company, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a holding company to terminate any activity or relinquish control of a nonblank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank which the Company controls, which in effect makes the Company’s equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Bank

The Company is the holding company for the Bank, which is a North Carolina banking association. Substantially all Company revenues are earned through the operations of the Bank. The Bank is subject to examination and supervision by the Federal Reserve and the State of North Carolina Banking Commission (Commission). The Federal Reserve monitors the Bank’s compliance with several federal statutes such as the Community Reinvestment Act of 1977 and the Interlocks Act. The Federal Reserve has broad enforcement authority to prevent the continuance or development of unsafe and unsound banking practices, including the issuance of cease and desist orders and the removal of officers and directors. The Federal Reserve must approve the establishment of branch offices, conversions, mergers, assumptions of deposit liabilities between insured and uninsured institutions, and the acquisition or establishment of certain subsidiary corporations. The Federal Reserve can prevent capital or surplus diminution in such transactions where the deposit accounts of the resulting, continuing or assuring bank are insured by the Federal Reserve.

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

Federal banking law requires the federal banking agencies to take “prompt corrective action” in respect of insured depository institutions that do not meet minimum capital requirements. There are five tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”, as defined by regulations promulgated by the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is below such measures, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not more than 65.0% of the minimum leverage ratio prescribed by regulation. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The Bank is required to pay deposit insurance assessments set by the FDIC. Under the current assessment rate schedule, the Bank assessment will range from no assessment to .27% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s capital and the FDIC’s supervisory opinion of the Bank’s operations. Only the strongest banks are not required to pay an assessment. The insurance assessments rate may change periodically. Changes in the assessment rate may have a material effect on the Bank’s operating results. The FDIC has the authority to terminate deposit insurance.

The earnings of the Bank are affected significantly by the policies of the Federal Reserve Board, a federal agency which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirement against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank is chartered by the State of North Carolina and is subject to extensive supervision and regulation by the Commissioner. The Commissioner enforces state laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina chartered commercial bank may establish branch offices. North Carolina banking law requires that any merger, liquidation or sale of substantially all of the assets of the Bank must be approved by the Commissioner and the holders of two-thirds of the Bank’s outstanding common stock.

Pursuant to North Carolina banking laws, no person may directly or indirectly purchase or acquire voting stock of the Bank which would result in the change of control of the Bank unless the Commissioner has approved the acquisition. A person will be deemed to have acquired “control” of the Bank if that person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the Bank, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the Bank.

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

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area. No material portion of deposits have been obtained from a single person or a few persons, with the exception of the Town of Chadbourn, North Carolina and the Columbus County School Board. Deposits from these two customers account for, on average, 3.3% of the Bank’s total deposits during 2002. In addition, most securities sold under agreements to repurchase ($2.9 million average during 2002) were held by these two customers. Management does not believe the loss of any one customer would have a materially adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Bank generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.4 million.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company had no compensated employees. The Bank presently has 55 full-time equivalent employees consisting of 51 full-time employees and 7 part-time employees.

ITEM 2.         DESCRIPTION OF PROPERTY

The Company purchased a 2.44 acre tract of real estate for $233,318 from a Company director to be used as a construction site for a banking facility. Management believes that the purchase price was at or below fair market value. The construction was completed in April of 2001 at a cost of $1.8 million. The two story building has approximately 12,000 finished square feet. In addition to the tellers inside the building, the Bank utilizes 3 drive-up lanes and an ATM to service the need of customers.

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

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s articles of incorporation authorize it to issue up to 5,000,000 shares of common stock, no par value, of which 1,530,990 shares were issued and outstanding as of March 20, 2003. There is no established public trading market in the common stock. The common stock trades thinly, primarily on the local market.

The approximate number of holders of the Company’s shares of common stock as of March 20, 2003 is 1,800. There are no issued or outstanding shares of the Company’s preferred stock as of March 20, 2003.

The Board of Directors anticipates that all or substantially all of the Company’s earnings in the foreseeable future will be required for use in the development of the Company’s business. The payment of future cash dividends will be determined by the Board of Directors and is dependent upon the receipt of dividends from the Bank. To date, the Company has not paid any cash dividends.

The availability of dividends from the Bank is dependant on the Bank’s earnings, financial condition, business projections, and other pertinent factors. In addition, North Carolina banking law will prohibit the payment of cash dividends if the bank’s surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized, or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

Set forth below are the approximate high and low (bid quotations/sales price), known to the management of the Bank, for each quarter in the last three fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2002		2001		2000

	High	Low	High	Low	High	Low

First Quarter	16.00	16.00	16.00	16.00	13.00	12.00
Second Quarter	18.00	16.00	16.00	16.00	13.00	13.00
Third Quarter	18.50	18.00	16.00	16.00	15.00	13.00
Fourth Quarter	18.00	18.00	16.00	16.00	16.00	15.00

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS

The information required under this item is incorporated by reference to the Company’s 2002 Annual Report to Stockholders, pages 27 through 42.

ITEM 7.         FINANCIAL STATEMENTS

The following financial statements of the Company and the Independent Auditor’s Report set forth on pages 4 through 26 of the Company’s 2002 Annual Report to Stockholders are incorporated herein by reference:

1.        Consolidated Balance Sheets as of December 31, 2002 and 2001

2.        Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

3.        Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

4.        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

5.        Notes to Consolidated Financial Statements

6.        Independent Auditor’s Report

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

The Chief Executive Officer of the Company as of March 20, 2003 is set out under the caption “Executive Compensation” on page 9 of the Company’s 2003 Proxy Statement dated March 1, 2003 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption “Election of Directors” on pages 4 and 5 and “Incumbent Directors” on pages 5 and 6 of the Company’s 2003 Proxy Statement dated March 1, 2003, such information is incorporated herein by reference. Other Executive Officers of the Company are listed in the Company’s 2003 Proxy Statement dated March 1, 2003 and is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation” on page 9 of the Company’s 2003 Proxy Statement dated March 1, 2003 is incorporated herein by reference. The information of the following attachments is incorporated herein by reference: Waccamaw Bank 1998 Incentive Stock Option Plan, Waccamaw Bank 1998 Nonstatutory Stock Option Plan, and Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under “Beneficial Ownership of Securities” on pages 3 and 4 of the Company’s 2003 Proxy Statement dated March 1, 2003 is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under “Indebtedness of and Transactions with Management” on page 10 of the Company’s 2003 Proxy Statement dated March 1, 2003 is incorporated herein by reference.

PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

1.             Financial Statements

The following financial statements are incorporated in this report by reference to the indicated pages of the 2002 Annual Report to Stockholders

2.             Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes, or management’s discussion and analysis.

3.             2003 Proxy Statement

4.             Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to this Annual Report on Form 10-KSB.

(a)                Reports on Form 8-K

None

(b)               Exhibits

Exhibit No.	Description

13.1	2002 Annual Report to Stockholders

13.2	2003 Proxy Statement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.
March 24, 2003	/s/ James G. Graham

Date	James G. Graham President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham	President and Chief Executive Officer	March 20, 2003

James G. Graham

/s/ M. B. “Bo” Biggs	Director	March 20, 2003

M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	March 20, 2003

Dr. Maudie M. Davis

/s/ E. Autry Dawsey, Sr.	Director	March 20, 2003

E. Autry Dawsey, Sr.

/s/ Monroe Enzor, III	Director	March 20, 2003

Monroe Enzor, III

/s/ James E. Hill, Jr.	Director	March 20, 2003

James E. Hill, Jr.

/s/ Michael K. Jones	Director, Chairman of the Board	March 20, 2003

Michael K. Jones

/s/ Alan W. Thompson	Director	March 20, 2003

Alan W. Thompson

/s/ Dale Ward	Director	March 20, 2003

Dale Ward

/s/ J. Densil Worthington	Director	March 20, 2003

J. Densil Worthington

SIGNATURES

STATEMENT OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350

          In connection with the Annual Report on Form 10-KSB for the period ended December 31, 2002 (the “Form 10-KSB”) of Waccamaw Bankshares, Inc. (the “Company”), we, James G. Graham, Chief Executive Officer of the Company, and David A. Godwin, Chief Financial Officer of  the Company, hereby certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge;

          (a)          the Form 10-KSB fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934, as amended; and

          (b)          the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Form 10-KSB.

By:	/s/ JAMES G. GRAHAM	Date:	March 24, 2003

James G. Graham President and Chief Executive Officer

By:	/s/ DAVID A. GODWIN	Date:	March 24, 2003

David A. Godwin Chief Financial Officer

CERTIFICATION

I, James G. Graham certify that:

1. I have reviewed this quarterly report on Form 10-KSB of December 31, 2002;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ JAMES G. GRAHAM

President and Chief Executive Officer

CERTIFICATION

I, David A. Godwin certify that:

7. I have reviewed this annual report on Form 10-KSB of December 31, 2002;

          8.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          9.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          10.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          d)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          11.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          c)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          12.           The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ DAVID A. GODWIN

Chief Financial Officer