Form 10QSB
period 2003-03-31
WACCAMAW BANKSHARES INC
filed 2003-05-12
CIK 1144686

                United States Securities and Exchange Commission
                             Washington, D.C. 20429

                                   FORM 10-QSB

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

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

                         YES    XX         NO ________
                             --------

                                  WACCAMAW BANK
                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number

         Item 1. Financial Statements

                 Balance Sheets  March 31, 2003, (Unaudited)               1
                 and December 31, 2002

                 Statement of Income, Three Months Ended
                 March 31, 2003 and  March 31, 2002 (Unaudited)            2

                 Statement of Cash Flows, Three Months  Ended
                 March 31, 2003 and March 31, 2002 (Unaudited)             3

                 Notes to Financial Statements                            4-5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            6-8

         Item 3. Attestation of Internal Controls                          9

Part II. OTHER INFORMATION                                                10

SIGNATURES                                                                11

CERTIFICATIONS                                                           12-13

WACCAMAW BANKSHARES, INC.
Balance Sheets
March 31, 2003 and December 31, 2002

                                                              (Unaudited)
                                                               March 31,         December 31,
Assets                                                           2003                2002
                                                            ---------------    ----------------
Cash and due from banks                                     $     4,930,716    $      4,442,307
Interest-Bearing deposits with banks                                512,418             576,218
Federal funds sold                                                2,825,000           2,708,000
Investment securities, available for sale                        17,239,633          19,650,205
Restricted equity securities                                      1,046,094           1,046,094
Loans, net of allowance for loan losses of $2,036,387           134,612,825         125,669,331
   in 2003 and $1,854,194 in 2002
Other real estate owned                                             162,688              49,245
Property and equipment, net                                       3,372,332           3,387,798
Intangible assets, net                                            1,502,483           1,559,278
Accrued income                                                      841,986           1,061,965
Other assets                                                      1,045,053           1,164,567
                                                            ---------------    ----------------
        Total assets                                        $   168,091,228    $    161,315,008
                                                            ===============    ================

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposits                                $    13,780,960    $     13,192,797
Interest-bearing deposits                                       124,807,937         117,530,639
                                                            ---------------    ----------------
        Total deposits                                          138,588,897         130,723,436

Securities sold under agreements to repurchase                    4,554,000           6,071,000
Long-term debt                                                    8,550,000           8,600,000
Accrued interest payable                                            552,041             752,317
Other liabilities                                                   660,066             574,595
                                                            ---------------    ----------------
        Total liabilities                                       152,905,004         146,721,348
                                                            ---------------    ----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares
   authorized; none outstanding
Common stock, 5,000,000 shares authorized
   No par; 1,535,827 issued in 2003;
   1,528,110 issued in 2002                                      12,504,343          12,445,385
Retained earnings                                                 2,574,920           2,108,400
Accumulated other comprehensive income                              106,961              39,875
                                                            ---------------    ----------------
        Total stockholders' equity                               15,186,224          14,593,660
                                                            ---------------    ----------------
        Total liabilities and stockholders' equity          $   168,091,228    $    161,315,008
                                                            ===============    ================

WACCAMAW BANKSHARES, INC.
Statement of Income
Three-months ended March 31, 2003 and Three-months ended March 31, 2002 (Unaudited)

                                                  Three-Months     Three-Months
                                                     Ended            Ended
                                                 March 31, 2003   March 31, 2002
                                                 --------------   --------------
Interest income
    Loans and fees on loans                      $   2,164,436    $   1,959,580
    Money market investments                             9,167           18,224
    Investment securities, taxable                     244,731          252,573
    Investment securities, nontaxable                   13,805            5,219
                                                 -------------    -------------
       Total interest income                         2,432,139        2,235,596

Interest expense
    Deposits                                           791,200          938,367
    Federal funds purchased and securities
     sold under agreements to repurchase                10,933           10,989
    other borrowed funds                                70,117           36,563
                                                 -------------    -------------
       Total interest expense                          872,250          985,919
                                                 -------------    -------------
       Net interest income                           1,559,889        1,249,677

Provision for loan losses                              280,000          108,000
                                                 -------------    -------------
    Net interest income after provision
       for loan losses                               1,279,889        1,141,677
                                                 -------------    -------------

Noninterest income

    Service charges on deposit accounts                244,840          167,674
    Net servicing fees                                  80,808           33,718
    Other operating income                             150,089           93,728
    Net realized gains on sale or maturity
     of investment securities                           15,632           10,481
                                                 -------------    -------------
       Total noninterest income                        491,369          305,601
                                                 -------------    -------------

Noninterest expense
    Salaries and employee benefits                     539,395          521,191
    Occupancy expense                                  170,760          148,456
    Data processing                                     86,204           77,286
    Amortization expense of intangible assets           56,795           56,795
    Other expense                                      218,893          199,988
                                                 -------------    -------------
       Total noninterest expense                     1,072,047        1,003,716
                                                 -------------    -------------
       Income (loss) before income taxes               699,211          443,562

Income Tax Expense                                     232,691          157,350
                                                 -------------    -------------
       Net income (loss)                         $     466,520    $     286,212
                                                 =============    =============

Basic earnings (loss)  per share                 $         .30    $         .19
                                                 =============    =============
Diluted earnings (loss) per share                $         .29    $         .18
                                                 =============    =============
Weighted average shares outstanding                  1,530,360        1,514,494
                                                 =============    =============
Weighted average dilutive shares outstanding         1,606,592        1,574,015
                                                 =============    =============

WACCAMAW BANKSHARES, INC.
Statement of Cash Flows
Three-months Ended March 31, 2003 and Three-months ended March 31, 2002 (Unaudited)

                                                                            Three-Months        Three-Months
                                                                               Ended                 Ended
                                                                           March 31, 2003      March 31, 2002
                                                                           --------------      --------------
Cash flows from operating activities

   Net income                                                              $       466,520      $      286,212
    Adjustments to reconcile net income to
      net cash used by operations:
       Depreciation and amortization                                               118,344             115,058
       Provision for loan losses                                                   280,000             108,000
       Accretion of discount on securities, net of
        amortization of premiums                                                    18,270              (2,119)
       Gain on sale of investments securities                                      (15,632)            (10,481)
   Changes in assets and liabilities:
       Accrued income                                                              219,979             121,502
       Other assets                                                                  6,071            (203,497)
       Accrued interest payable                                                   (200,276)           (301,743)
       Other liabilities                                                            85,472            (237,771)
                                                                           ---------------      --------------
       Net cash provided (used) by operating activities                            978,748            (124,839)
                                                                           ---------------      --------------

Cash flows from investing activities

   Net increase (decrease) in federal funds sold                                  (117,000)            837,000
   Purchases of investment securities                                           (2,169,782)         (4,836,493)
   Maturities of investment securities                                           2,183,267           1,073,729
   Net increase in loans                                                        (9,223,494)         (6,922,731)
   Sales of investment securities                                                2,461,535           2,494,844
   Purchases of property and equipment                                             (46,083)             (2,858)
                                                                           ----------------    ---------------
       Net cash used in investing activities                                    (6,911,557)         (7,356,509)
                                                                           ----------------    ---------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                                    588,162             754,470
   Net increase in interest-bearing deposits                                     7,277,298           6,647,648
   Net increase in securities sold under agreements
       to repurchase                                                            (1,517,000)            347,000
   Proceeds from long-term debt                                                    (50,000)                  -
   Proceeds from exercise of stock options                                          58,958              26,404
   Proceeds from issuance of common stock                                                -             178,161
                                                                           ---------------     ---------------
       Net cash provided by financing activities                                 6,357,418           7,953,683
                                                                           ---------------     ---------------
       Increase (decrease) in cash and cash equivalents                            424,609             472,335

Cash and cash equivalents, beginning                                             5,018,525           5,952,369
                                                                           ---------------     ---------------
Cash and cash equivalents, ending                                          $     5,443,134     $     6,424,704
                                                                           ===============     ===============

Supplemental disclosure of cash flow information
   Interest paid                                                           $     1,072,526     $     1,287,662
                                                                           ===============     ===============
   Taxes paid                                                              $       247,088     $       436,998
                                                                           ===============     ===============

WACCAMAW BANKSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. as of March 31, 2003 and December 31, 2002, and its cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results expected for the full year.

WACCAMAW BANKSHARES, INC. is located in Whiteville, North Carolina. The accounting and polices of the Company and Bank follow generally accepted accounting principles and practices within the financial services industry.

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and due from banks includes cash and amounts due from depository institutions (including cash items in process of collection) which are considered to be cash equivalents. Overnight interest bearing deposits, and federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB Statement No. 104. Federal Funds purchased are shown separately.

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

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2003 and December 31, 2002, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2003 and 2002 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2002 has been taken from the audited financial statements at that date.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2003 and December 31, 2002 is as follows:

                                          March 31, 2003    December 31, 2002
                                          --------------    -----------------
      Commitment to extend credit           22,601,000          24,380,000
      Standby letters of credit                173,000           1,264,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank's financial condition and results of operations for the three months ending March 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net profit for the quarter ended March 31, 2003, was $466,520 or $.30 per weighted average share outstanding compared to a $286,212 net profit or $.19 profit per weighted average share outstanding for the quarter ended March 31, 2002.

On March 31, 2003, Waccamaw Bank's assets totaled $168,091,228 compared to $161,315,008 on December 31, 2002. Net loans were $134,612,825 compared to $125,669,331 on December 31, 2002. Total deposits on March 31, 2003 were $138,588,897 compared to $130,723,436 at the end of 2002. Stockholders' equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $592,564 resulting in a March 31, 2003 book value of $9.89 per share, up from $9.55 on December 31, 2002.

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

Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no "Held to Maturity" securities at March 31, 2003 or December 31, 2002.

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Investments in available-for-sale securities of $17,239,633 consisted of U.S. Treasury obligations, U.S. Governmental Agency obligations and Mortgage Backed Securities (MBS).

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $2,825,000 and $2,708,000 on March 31, 2003 and December 31, 2002, respectively. No single loan exceeds Waccamaw Bank's legal lending limit.

Loans

Net loans outstanding on March 31, 2003, were $134,612,825 compared to $125,669,331 on December 31, 2002. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits

Deposits on March 31, 2003, were $138,588,897 compared to $130,723,436 on
December 31, 2002. Interest-bearing accounts represented 90.06 % at March 31, 2003 and 88.91% at December 31, 2002.

Stockholders' Equity

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders' equity at March 31, 2003 was $15,186,224 compared to $14,593,660 at December 31, 2002. This $592,564 increase was largely due to operating profits of $466,520. The Bank also exceeds all capital requirements under the leverage guidelines.

For the three months ended March 31, 2003, the operating profit of the Bank was $466,520 compared to a $286,212 profit for the three months ended March 31, 2002.

There were no cash or stock dividends declared during 2003. On June 30, 2001, a 6 for 5 stock split or 20% stock dividend was paid to shareholders of record as of June 30, 2001.

Asset Quality

The provision for possible loan losses charged to operations was $280,000 in the first quarter of 2003 and $108,000 for the first quarter of 2002. The reserve for loan losses on March 31, 2003, was $2,036,387 or 1.49% of period end loans.

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

At March 31, 2003 the Bank had $1,728,534 loans in nonaccrual status and $461,887 at March 31, 2002. Repossessed assets at March 31, 2003 were $47,825 and $95,771 March 31, 2002.

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

At March 31, 2003, the liquidity position of the Bank was strong, with short-term liquid assets of $12,271,643 or 7.30% of total assets.

Stock-based Compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock Based Compensation, but complies with the disclosure requirements set forth in the Statement (as amended by SFAS No. 148), which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Stock Option Plans

The Company has adopted both the 1998 Incentive Stock Option Plan (Incentive
Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan). Under each plan up to 111,153 shares may be issued for a total of 222,306 shares (adjusted for stock dividends). Options granted under both plans expire no more than 10 years from date of grant. Option exercise price, under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Under both plans, vesting is determined by the specific option agreements. Information related to pro forma net income for the periods presented is as follows:

                                                                              March 31,
                                                                ---------------------------------
                                                                       2003             2002
                                                                ----------------  ---------------
   Compensation cost recognized in income for
     all stock-based compensation awards                        $              -  $             -
                                                                ================  ===============
   Pro forma net income, based on SFAS No. 123                  $        439,194  $       258,972
                                                                ================  ===============
   Pro forma earnings per common share, based
     on SFAS No. 123                                            $            .29  $           .17
                                                                ================  ===============
   Pro forma earnings per fully dilutive common share,
     based on SFAS No. 123                                      $            .27  $           .16
                                                                ================  ===============

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

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             None

          b) Reports on 8-K

             March 24, 2003 announcing Waccamaw Bankshares registration on the NASDAQ Small Capital Markets under the symbol WBNK.

SIGNATURES

                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
               CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350

     In connection with the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (the "Form 10-QSB") of Waccamaw Bankshares, Inc. (the "Company"), we, James G. Graham, Chief Executive Officer of the Company, and David A. Godwin, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge;

     (a) the Form 10-QSB fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934, as amended; and

     (b) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Form 10-QSB.

     By: /s/ James G. Graham                  Date: May 8, 2003
         --------------------------------           --------------------
         James G. Graham
         President and
         Chief Executive Officer

     By: /s/ David A. Godwin                  Date: May 8, 2003
         --------------------------------           --------------------
         David A. Godwin
         Chief Financial Officer

                                  CERTIFICATION

      I, James G. Graham certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 8, 2003                             /s/ James G. Graham
     --------------------                     -------------------------------
                                              President and
                                              Chief Executive Officer

                                  CERTIFICATION

      I, David A. Godwin certify that:

      7. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

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

      10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      12. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003                             /s/ David A. Godwin
     -----------------                        -------------------------------
                                              Chief Financial Officer