Form 10QSB
period 2003-06-30
WACCAMAW BANKSHARES INC
filed 2003-08-14
CIK 1144686

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32985

WACCAMAW BANKSHARES, INC.

(Name of Small Business Issuer in its Charter)

NORTH CAROLINA	52-2329563
(State or other Jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

110 N. Powell Boulevard Whiteville, N.C. 28472

(address of Principal Executive Office)

(910) 641-0044

(Issuer’s telephone number, including area code)

Not Applicable

(former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of August 12, 2003 there were 1,541,416 shares of the issuer’s common stock, no par value, outstanding.

YES  ☒        NO  ☐

WACCAMAW BANK

WACCAMAW BANKSHARES, INC.

Balance Sheets

June 30, 2003 and December 31, 2002

	(Unaudited) June 30, 2003	December 31, 2002
Assets:
Cash and due from banks	$5,050,522	$4,442,307
Interest-Bearing deposits with banks	448,390	576,218
Federal funds sold	12,511,000	2,708,000
Investment securities, available for sale	19,305,348	19,650,205
Restricted equity securities	1,052,344	1,046,094
Loans, net of allowance for loan losses of $2,107,316 in 2003, and $1,854,194 in 2002	139,305,134	125,669,331
Other Real Estate Owned	232,609	49,245
Property and equipment, net	3,368,467	3,387,798
Intangible assets, net	1,445,687	1,559,278
Accrued income	953,381	1,061,965
Other assets	857,466	1,164,567

Total assets	$184,530,348	$161,315,008

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$14,486,993	$13,192,797
Interest-bearing deposits	140,226,217	117,530,639

Total deposits	154,713,210	130,723,436
Securities sold under agreements to repurchase	4,490,000	6,071,000
Long-term debt	8,500,000	8,600,000
Accrued interest payable	674,058	752,317
Other liabilities	378,149	574,595

Total liabilities	168,755,417	146,721,348

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 5,000,000 shares authorized; 1,535,827 shares issued in 2003 and 1,528,110 shares issued in 2002	12,504,343	12,445,385
Retained earnings	3,070,431	2,108,400
Accumulated other comprehensive income	200,157	39,875

Total stockholders’ equity	15,774,931	14,593,660

Total liabilities and stockholders’ equity	$184,530,348	$161,315,008

WACCAMAW BANKSHARES, INC.

Statement of Income

Six-months ended June 30, 2003 and Six-months ended June 30, 2002 (Unaudited)

	Six-Months Ended June 30, 2003	Six-Months June Ended 30, 2002
Interest income
Loans and fees on loans	$4,421,924	$4,045,619
Federal funds sold	35,793	37,846
Investment securities, taxable	473,468	520,377
Investment securities, taxable	26,970	—

Total interest income	4,958,155	4,603,842
Interest expense
Deposits	1,643,895	1,826,186
Fed funds purchased and securities sold under agreements to repurchase	18,725	27,899
Other borrowed funds	140,395	92,109

Total interest expense	1,803,015	1,946,194

Net interest income	3,155,140	2,657,648
Provision for loan losses	505,000	417,500

Net interest income after provision for loan losses	2,650,140	2,240,148

Noninterest income
Service charges on deposit accounts	499,743	362,592
Net servicing fees	181,526	96,575
Other operating income	293,009	173,864
Net realized gains on sale or maturity of investment securities	15,431	10,411

Total noninterest income	989,709	643,442

Noninterest expense
Salaries and employee benefits	1,098,247	1,038,071
Occupancy expense	332,087	298,443
Data Processing	168,023	65,107
Amortization expense of intangible assets	113,590	113,590
Other expense	444,554	384,448

Total noninterest expense	2,156,501	1,899,659

Income before income taxes	1,483,348	983,931
Income tax expense	521,316	334,915

Net income	$962,032	$649,016

Basic earnings per share	$.63	$.43

Weighted average shares outstanding	1,533,109	1,518,818

WACCAMAW BANKSHARES, INC.

Statement of Income

Quarter ended June 30, 2003 and Quarter ended June 30, 2002 (Unaudited)

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
Interest income
Loans and fees on loans	$2,257,488	$2,086,039
Federal funds sold	26,626	19,622
Investment securities, taxable	228,737	262,585
Investment securities, nontaxable	13,165	—

Total interest income	2,526,016	2,368,246
Interest expense
Deposits	852,695	887,819
Federal funds purchased and securities sold under agreements to repurchase	7,792	16,910
Other borrowed funds	70,278	55,547

Total interest expense	930,765	960,276

Net interest income	1,595,251	1,407,970
Provision for loan losses	225,000	309,500

Net interest income after provision for loan losses	1,370,251	1,098,470

Noninterest income
Service charges on deposit accounts	254,903	194,919
Net servicing fees	100,718	62,858
Other operating income	142,920	80,136
Net realized gains on sale or maturity of investment securities	(201)	(70)

Total noninterest income	498,340	337,843

Noninterest expense
Salaries and employee benefits	558,852	516,879
Occupancy expense	161,327	149,987
Data processing	81,819	(12,179)
Amortization expense of intangible assets	56,795	56,795
Other expense	225,661	184,461

Total noninterest expense	1,084,454	895,943

Income before income taxes	784,137	540,370
Income tax expense	288,625	177,565

Net income	$495,512	$362,805

Basic earnings income per share	$.32	$24

Weighted average shares outstanding	1,535,827	1,523,094

WACCAMAW BANKSHARES, INC.

Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2003 and year ended December 31, 2002

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2001	$12,192,314	548,972	$110,236	$12,851,522
Issuance of common stock	178,161	—	—	178,161
Exercise of Stock Options	74,910		—	74,910
Comprehensive income
Net income	—	1,559,428	—	1,559,428
Net change in unrealized depreciation on investment securities available for sale	—	—	(65,287)	(65,287)
Reclassification adjustment Net of income taxes of $(2,614)	—	—	(5,074)	(5,074)

Total comprehensive income				1,489,067

December 31, 2002	$12,445,385	$2,108,400	$39,875	14,593,660

Common Stock
Issuance of Common Stock	—		—	—
Stock Options Exercised	58,957		—	58,957
Comprehensive Income
Net income	—	962,032	—	962,032
Net change in unrelated appreciation of investment securities for sale	—	—	160,282	160,282

Total comprehensive income				1,122,314

June 30, 2003 (Unaudited)	$12,504,342	$3,070,432	$200,157	$15,774,931

WACCAMAW BANKSHARES, INC.

Statement of Cash Flows

Six-months ended June 30, 2003 and Six-months ended June 30, 2002 (Unaudited)

	Six-Months Ended June 30, 2003	Six-Months Ended June 30, 2002
Cash flows from operating activities
Net income	$962,032	$649,016
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	233,292	231,086
Provision for loan losses	505,000	417,500
Accretion of discount on securities, net of amortization of premiums	34,077	(12,103)
Gain on sale of investments	(15,431)	(10,411)
Changes in assets and liabilities:
Accrued Income	108,584	42,794
Other assets	123,738	(32,387)
Accrued interest payable	(78,259)	(246,821)
Other liabilities	(196,446)	426,090

Net cash used by operating activities	1,676,587	1,464,764

Cash flows from investing activities
Net increase/(decrease) in federal funds sold	(9,803,000)	(7,483,000)
Purchases of investment securities	(5,940,269)	(5,983,131)
Maturities of investments and paydowns of MBS	3,956,757	2,569,424
Net increase in loans	(14,140,803)	(17,416,794)
Sales of investment securities	2,463,755	2,744,844
Purchases of property and equipment	(100,371)	(19,579)

Net cash used in investing activities	(23,563,931)	(25,588,236)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,294,196	1,923,324
Net increase in interest-bearing deposits	22,695,578	11,808,132
Net increase in securities sold under agreements to repurchase	(1,581,000)	3,024,000
Proceeds from long-term debt	(100,000)	6,000,000
Proceeds from exercise of stock options	58,957	74,910
Proceeds from sale of common stock	—	178,161

Net cash provided by financing activities	22,367,731	23,008,527

Net increase/(decrease) in cash and cash equivalents	480,387	(1,114,945)
Cash and cash equivalents, beginning	5,018,525	5,952,369

Cash and cash equivalents, ending	$5,498,912	$4,837,424

Supplemental disclosure of cash flow information
Interest paid	$1,881,273	$2,193,015

Taxes paid	$905,143	$785,563

WACCAMAW BANKSHARES, INC.

Statement of Cash Flows

Quarter ended June 30, 2003 and quarter ended June 30, 2002 (Unaudited)

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
Cash flows from operating activities
Net income	$495,512	$362,804
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	114,947	116,028
Provision for loan losses	225,000	309,500
Accretion of discount on securities, net of amortization of premiums	15,807	(9,984)
Gain on sale of investments	201	70
Changes in assets and liabilities:
Accrued Income	(111,395)	(78,708)
Other assets	117,667	171,110
Accrued interest payable	122,017	54,922
Other liabilities	(281,918)	663,861

Net cash used by operating activities	697,838	1,589,603

Cash flows from investing activities
Net increase/(decrease) in federal funds sold	(9,686,000)	(8,320,000)
Purchases of investment securities	(3,770,487)	(1,146,638)
Maturities of investments and paydowns of MBS	1,773,490	1,495,695
Net increase in loans	(4,917,309)	(10,494,063)
Sales of investment securities	2,220	250,000
Purchases of property and equipment	(54,287)	(16,721)

Net cash used in investing activities	(16,652,373)	(18,231,727)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	706,033	1,168,854
Net increase in interest-bearing deposits	15,418,280	5,160,484
Net increase in securities sold under agreements to repurchase	(64,000)	2,677,000
Proceeds from long-term debt	(50,000)	6,000,000
Proceeds from exercise of stock options	—	48,506

Net cash provided by financing activities	16,010,313	15,054,844

Net decrease in cash and cash equivalents	55,778	(1,587,280)
Cash and cash equivalents, beginning	5,443,134	6,424,704

Cash and cash equivalents, ending	$5,498,912	$4,837,424

Supplemental disclosure of cash flow information
Interest paid	$808,747	$1,207,096

Taxes paid	$658,055	$368,565

WACCAMAW BANKSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. and its subsidiary as of June 30, 2003 and December 31, 2002, and its cash flows for the six months and three months ended June 30, 2003 and 2002. The results of operations for the six months and three months ended June 30, 2003 and 2002 are not necessary indicative of the results expected for the full year.

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

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2003 and December 31, 2002, the Bank had no investments classified as held to maturity.

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

NOTE 2.    EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 2003 and 2002 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2003 and December 31, 2002 is as follows:

	June 30, 2003	December 31, 2002
Commitment to extend credit	21,985,000	24,380,000
Standby letters of credit	2,923,000	1,264,000

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank’s financial condition and results of operations for the six months and three months ending June 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended June 30, 2003, was $495,512 or $.32 per weighted average share outstanding compared to a $362,805 net profit or $.24 per weighted average share outstanding for the quarter ended June 30, 2002.

On June 30, 2003, Waccamaw Bank’s assets totaled $184,530,348 compared to $161,315,008 on December 31, 2002. Net loans were $139,305,134 compared to $125,669,331 on December 31, 2002. Total deposits on June 30, 2003 were $154,713,210 compared to $130,723,436 at the end of 2002. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $1,181,271 resulting in a June 30, 2003 book value of $10.27 per share, up from $9.55 on December 31, 2002.

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

Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank has no “Held to Maturity” securities at June 30, 2003 or December 31, 2002.

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

Investments in available-for-sale securities of $19,305,348 consisted of U.S. Treasury obligations, U.S. Governmental Agency obligations and Mortgage Backed Securities (MBS).

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $12,511,000 and $2,708,000 on June 30, 2003 and December 31, 2002, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on June 30, 2003, were $139,305,134 compared to $126,669,331 on December 31, 2002. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits

Deposits on June 30, 2003, were $154,713,210 compared to $130,723,436 on December 31, 2002. Interest-bearing accounts represented 90.64% at June 30, 2003 and 89.91% at December 31, 2002.

Stockholders’ Equity

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2003 was $15,774,931 compared to $14,593,660 at December 31, 2002. This $1,181,271 increase was largely due to operating profits of $962,032. The Bank also exceeds all capital requirements under the leverage guidelines.

For the six months ended June 30, 2003, the operating profit of the Bank was $962,032 compared to a $649,016 profit for the six months ended June 30, 2002.

There have been no cash or stock dividends declared during 2003. On June 30, 2001, a 6 for 5 stock split or 20% stock dividend was paid to shareholders of record as of June 30, 2001.

Asset Quality

The provision for possible loan losses charged to operations was $225,000 in the second quarter 2003 and $309,500 in the second quarter of 2002. The reserve for loan losses on June 30, 2003, was $2,107,316 or 1.49% of period end loans.

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

At June 30, 2003 the Bank had $900,612 loans in nonaccrual status and $2,034,447 at June 30, 2002. Repossessed assets at June 30, 2003 were $76,429 and $198,812 at June 30, 2002.

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

At June 30, 2003, the liquidity position of the Bank was strong, with short-term liquid assets of $21,806,891 or 11.82% of total assets.

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

	June 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$907,380	$594,536

Pro forma earnings per common share, based on SFAS No. 123	$.59	$.39

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.57	$.38

ITEM 3.    ATTESTATION OF INTERNAL CONTROL

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) are effective. There have not been any changes in the company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the bank’s annual meeting of shareholders held on April 17, 2003, the shareholders 1. Elected Dr. Maudie M. Davis, James E. Hill, Jr., Michael K. Jones, Alan W. Thompson and J. Densil Worthington to serve as directors of the bank and 2. Ratified the appointment of Larrowe & Company, P.L.C. as the Company’s independent public accountants for 2003.

The following proposals were voted for:

Proposal 1 – Election of Directors

	Dr. Maudie M. Davis	votes for 1,241,615	withhold -0-	abstain 5,842

	James E. Hill, Jr.	votes for 1,241,470	withhold -0-	abstain 5,987

	Michael K. Jones	votes for 1,240,031	withhold -0-	abstain 7,426

	Alan W. Thompson	votes for 1,241,879	withhold -0-	abstain 5,578

	J. Densil Worthington	votes for 1,236,097	withhold -0-	abstain 11,360

Proposal 2 – To ratify the selection of Larrowe & Company, P.L.C. as the Company’s independent accountants for 2003.

Votes for 1,234,230 against 2,088 abstain 11,139

Item 5.	Other Information

Waccamaw Bankshares, Inc. purchased a 6.25% share in Sidus Title Services, LLC at a cost of $6,250.00

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1 Section 302 Certification—Chief Executive Officer

31.2 Section 302 Certification—Chief Financial Officer

32 Section 906 Certification

None

Reports on 8-K

The Company filed on Form 8-K during the quarter related to the Quarterly Performance Summary for the first quarter of 2003 on July 11, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: August 14 , 2003	By:	/s/ David A. Godwin
David A. Godwin Chief Financial Officer