Form 10QSB
period 2003-09-30
WACCAMAW BANKSHARES INC
filed 2003-11-05
CIK 1144686

United States Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of November 5, 2003 there were 1,852,493 shares of the issuer’s common stock, no par value, outstanding. YES ☒  NO ☐

WACCAMAW BANK

WACCAMAW BANK

Balance Sheets

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Cash and due from banks	$4,392,356	4,442,307
Interest-bearing deposits with banks	382,859	576,218
Federal funds sold	11,974,000	2,708,000
Investment securities, available for sale	18,853,061	19,650,205
Restricted equity securities	1,052,344	1,046,094
Loans, net of allowance for loan losses of $2,100,287 in 2003, and $1,854,194 in 2002	141,743,084	125,669,331
Other Real Estate Owned	130,519	49,245
Property and equipment, net	3,335,650	3,387,798
Intangible assets, net	1,388,892	1,559,278
Accrued income	834,252	1,061,965
Other assets	869,985	1,164,567

Total assets	$184,957,002	$161,315,008

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$14,640,578	$13,192,797
Interest-bearing deposits	141,493,536	117,530,639

Total deposits	156,134,114	130,723,436

Securities sold under agreements to repurchase	3,493,000	6,071,000
Long-term debt	8,500,000	8,600,000
Accrued interest payable	469,682	752,317
Other liabilities	112,366	574,595

Total liabilities	168,709,162	146,721,348

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 5,000,000 shares authorized; 1,852,493 shares issued in 2003 and 1,833,732 shares issued in 2002	12,646,052	12,445,385
Retained earnings	3,593,955	2,108,400
Accumulated other comprehensive income	7,833	39,875

Total stockholders’ equity	16,247,840	14,593,660

Total liabilities and stockholders’ equity	$184,957,002	$161,315,008

WACCAMAW BANK

Statement of Income

Nine-months ended September 30, 2003 and Nine-months ended September 30, 2002 (Unaudited)

	Nine-Months Ended Sept 30, 2003	Nine-Months Ended Sept 30, 2002
Interest income
Loans and fees on loans	$6,704,793	$6,208,267
Money market investments	62,128	98,556
Investment securities, taxable	602,506	747,980
Investment securities, nontaxable	44,492	24,799

Total interest income	7,413,919	7,079,602

Interest expense
Deposits	2,497,329	2,777,671
Federal funds purchased and securities sold under agreements to repurchase	25,116	45,003
Other borrowed funds	210,342	168,917

Total interest expense	2,732,787	2,991,591

Net interest income	4,681,132	4,088,011

Provision for loan losses	580,000	494,106

Net interest income after provision for loan losses	4,101,132	3,593,905

Noninterest income
Service charges on deposit accounts	741,208	571,564
Net servicing fees	226,965	157,043
Other operating income	459,181	252,525
Net realized gains on sale or maturity of investment securities	65,224	7,938

Total noninterest income	1,492,578	989,070

Noninterest expense
Salaries and employee benefits	1,668,466	1,556,968
Occupancy and equipment	480,068	436,627
Data processing	251,490	114,145
Amortization expense of intangible assets	170,385	170,385
Other expense	737,354	581,121

Total noninterest expense	3,307,763	2,859,246

Income (loss) before income taxes	2,285,947	1,723,729

Income Tax Expense	800,392	631,409

Net income	$1,485,555	$1,092,320

Basic earnings income per share	$.81	$.60

Weighted average shares outstanding	1,842,649	1,826,339

WACCAMAW BANK

Statement of Income

Quarter ended September 30, 2003 and Quarter ended September 30, 2002 (Unaudited)

	Quarter Ended Sept 30, 2003	Quarter Ended Sept 30, 2002
Interest income
Loans and fees on loans	$2,282,869	$2,162,648
Money market investments	26,335	60,710
Investment securities, taxable	129,038	239,307
Investment securities, nontaxable	17,522	13,095

Total interest income	2,455,764	2,475,760

Interest expense
Deposits	853,434	951,485
Fed funds purchased and securities sold under agreements to repurchase	6,391	17,104
Other borrowed funds	69,947	76,808

Total interest expense	929,772	1,045,397

Net interest income	1,525,992	1,430,363

Provision for loan losses	75,000	76,606

Net interest income after provision for loan losses	1,450,992	1,353,757

Noninterest income
Service charges on deposit accounts	241,465	208,972
Net servicing fees	45,439	60,468
Other operating income	166,171	78,661
Net realized gains on sale or maturity of investment securities	49,793	(2,473)

Total noninterest income	502,868	345,628

Noninterest expense
Salaries and employee benefits	570,219	518,897
Occupancy and equipment	147,981	138,184
Data processing	83,466	49,038
Amortization expense of intangible assets	56,795	56,795
Other expense	292,800	196,674

Total noninterest expense	1,151,261	959,588

Net income	802,599	739,797

Income Tax Expense	279,076	296,494

Net income	$523,523	$443,303

Basic earnings income per share	$.28	$.24

Weighted average shares outstanding	1,848,391	1,833,732

WACCAMAW BANKSHARES, INC.

Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2003 and year ended December 31, 2002

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2001	$12,192,314	548,972	$110,236	$12,851,522
Issuance of common stock	178,161	—	—	178,161
Exercise of Stock Options	74,910	—	—	74,910

Comprehensive income
Net income	—	1,559,428	—	1,559,428
Net change in unrealized depreciation on investment securities available for sale	—	—	(65,287)	(65,287)
Reclassification adjustment net of income taxes of $(2,614)	—	—	(5,074)	(5,074)

Total comprehensive income				1,489,067

December 31, 2002	$12,445,385	$2,108,400	$39,875	14,593,660

Common Stock
Issuance of Common Stock	125,529		—	125,529
Stock Options Exercised	92,312		—	92,312
Redemption of fractional shares	(17,174)			(17,174)
Comprehensive Income
Net income	—	1,485,555	—	1,485,555
Net change in unrelated appreciation of investment securities for sale	—	—	(32,042)	(32,042)

Total comprehensive income				1,453,513

Sept 30, 2003 (Unaudited)	$12,646,052	$3,593,955	$7,833	$16,247,840

WACCAMAW BANK

Statement of Cash Flows

Nine-months ended September 30, 2003 and Nine-months ended September 30, 2002 (Unaudited)

	Nine-Months Ended Sept 30, 2003	Nine-Months Ended Sept 30, 2002
Cash flows from operating activities

Net income	$1,485,555	$1,092,320
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	353,205	348,349
Provision for loan losses	580,000	494,106
Accretion of discount on securities, net of amortization of premiums	130,907	(29,139)
Gain on sale of investment securities	(65,224)	(7,938)
Changes in assets and liabilities:
Accrued Income	227,713	77,536
Other assets	213,308	(414,118)
Accrued interest payable	(282,635)	(223,815)
Other liabilities	(462,229)	(472,136)

Net cash provided (used) by operating activities	2,180,600	865,165

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(9,266,000)	(13,347,000)
Purchases of investment securities	(11,886,242)	(10,964,926)
Maturities of investment securities	9,581,201	4,829,832
Net increase in loans	(16,653,753)	(18,258,664)
Sales of investment securities	2,998,210	3,256,498
Purchases of property and equipment	(130,671)	(42,356)

Net cash used in investing activities	(25,357,255)	(34,526,616)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,447,781	1,248,997
Net increase in interest-bearing deposits	23,962,897	22,608,596
Net increase in securities sold under agreements to repurchase	(2,578,000)	2,273,000
Proceeds from long-term debt	(100,000)	6,000,000
Proceeds from exercise of stock options	92,312	74,910
Proceeds from issuance of common stock	108,355	178,161

Net cash provided by financing activities	22,933,345	32,383,664

Increase (decrease) in cash and cash equivalents	(243,310)	(1,277,787)

Cash and cash equivalents, beginning	5,018,525	5,952,369

Cash and cash equivalents, ending	$4,775,215	$4,674,582

Supplemental disclosure of cash flow information
Interest paid	$3,015,422	$3,215,406

Taxes paid	$1,291,123	$1,156,748

WACCAMAW BANKSHARES, INC.

Statement of Cash Flows

Quarter ended September 30, 2003 and quarter ended September 30, 2002 (Unaudited)

	Quarter Ended Sept 30, 2003	Quarter Ended Sept 30, 2002
Cash flows from operating activities

Net income	$523,523	$443,303
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	119,913	117,263
Provision for loan losses	75,000	76,606
Accretion of discount on securities, net of amortization of premiums	96,830	(17,036)
Gain on sale of investments	(49,793)	2,473
Changes in assets and liabilities:
Accrued Income	119,129	34,742
Other assets	89,570	(381,732)
Accrued interest payable	(204,376)	23,006
Other liabilities	(265,783)	(898,225)

Net cash used by operating activities	504,013	(599,600)

Cash flows from investing activities
Net increase/(decrease) in federal funds sold	537,000	(5,864,000)
Purchases of investment securities	(5,945,973)	(4,981,795)
Maturities of investments and paydowns of MBS	5,624,444	2,260,408
Net increase in loans	(2,512,950)	(841,870)
Sales of investment securities	534,455	511,655
Purchases of property and equipment	(30,300)	(22,777)

Net cash used in investing activities	(1,793,324)	(8,938,379)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	153,585	(674,327)
Net increase in interest-bearing deposits	1,267,319	10,800,464
Net increase in securities sold under agreements to repurchase	(997,000)	(751,000)
Proceeds from exercise of stock options	33,355	—
Proceeds from issuance of common stock	108,355	—

Net cash provided by financing activities	565,614	9,375,137

Net increase (decrease) in cash and cash equivalents	(723,697)	(162,842)

Cash and cash equivalents, beginning	5,498,912	4,837,424

Cash and cash equivalents, ending	$4,775,215	$4,674,582

Supplemental disclosure of cash flow information
Interest paid	$1,134,149	$1,022,391

Taxes paid	$346,945	$372,000

WACCAMAW BANKSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. and its subsidiary as of September 30, 2003 and December 31, 2002, and its cash flows for the nine months and three months ended September 30, 2003 and 2002. The results of operations for the nine months and three months ended September 30, 2003 are not necessary indicative of the results expected for the full year.

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

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2003 and December 31, 2002, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 2003 and 2002 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2003 and December 31, 2002 is as follows:

	September 30, 2003	December 31, 2002
Commitment to extend credit	23,960,000	24,380,000
Standby letters of credit	273,000	1,264,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank’s financial condition and results of operations for the nine months and three months ending September 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended September 30, 2003, was $523,523 or $.28 per average share outstanding compared to a $443,303 net profit or $.24 per share outstanding for the quarter ended September 30, 2002.

On September 30, 2003, Waccamaw Bank’s assets totaled $184,957,002 compared to $161,315,008 on December 31, 2002. Net loans were $141,743,084 compared to $125,669,331 on December 31, 2002. Total deposits on September 30, 2003 were $156,134,114 compared to $130,723,436 at the end of 2002. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $1,654,180 resulting in a September 30, 2003 book value of $8.77 per share, up from $7.96 on December 31, 2002.

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

Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2003 or December 31, 2002.

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

Investments in available-for-sale securities of $18,853,061 consisted of U.S. Treasury obligations, U.S. Governmental Agency obligations and Mortgage Backed Securities (MBS) at September 30, 2003.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $11,974,000 and $2,708,000 on September 30, 2003 and December 31, 2002, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on September 30, 2003, were $141,743,084 compared to $125,669,331 on December 31, 2002. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits

Deposits on September 30, 2003, were $156,134,114 compared to $130,723,436 on December 31, 2002. Interest bearing accounts represented 90.62% at September 30, 2003 and 89.91% at December 31, 2002.

Stockholders’ Equity

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2003 was $16,247,840 compared to $14,593,660 at December 31, 2002. This $1,654,180 increase was largely due to operating profits of $1,485,555. The Bank also exceeds all capital requirements under the leverage guidelines.

For the nine months ended September 30, 2003, the operating profit of the Bank was $1,485,555 compared to a $1,092,320 profit for the nine months ended September 30, 2002.

There have been no cash dividends declared during 2003. On August 15, 2003, a 6 for 5 stock split or 20% stock dividend was paid to stockholders of record as of August 5, 2003. As a result, all share and per share data have been adjusted to reflect the split.

Asset Quality

The provision for possible loan losses charged to operations was $75,000 in the third quarter 2003 and $76,606 in the third quarter of 2002. The reserve for loan losses on September 30, 2003, was $2,100,287 or 1.46% of period end loans.

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

At September 30, 2003 the Bank had $1,819,453 loans in nonaccrual status and $900,612 at September 30, 2002. Repossessed assets at September 30, 2003 were $29,922 and $286,431 at September 30, 2002.

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

At September 30, 2003, the liquidity position of the Bank was strong, with short-term liquid assets of $22,119,864 or 11.96% of total assets.

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

Stock Option Plans

The Company has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan). Under each plan up to 133,384 shares may be issued for a total of 266,768 shares (adjusted for stock dividends). Options granted under both plans expire no more than 10 years from date of grant. Option exercise price, under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Under both plans, vesting is determined by the specific option agreements. Information related to pro forma net income for the periods presented is as follows:

	September 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$1,403,577	$1,010,600

Pro forma earnings per common share, based on SFAS No. 123	$.76	$.55

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.74	$.53

ITEM 3.	ATTESTATION OF INTERNAL CONTROL

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended) are effective. There have not been any changes in the company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification – CEO

31.2	Section 302 Certification – CFO

32	Section 906 Certfication

Reports on 8-K

The Company filed on Form 8-K during the quarter announcing a 6 for 5 stock dividend payable to stockholders of record August 5, 2003, effective August 15, 2003.

The Company filed on Form 8-K during the quarter related to the Quarterly Performance Summary for the third quarter of 2003 on October 7, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: , 2003	By:	/s/ DAVID A. GODWIN

David A. Godwin Chief Financial Officer