Form 10KSB
period 2003-12-31
WACCAMAW BANKSHARES INC
filed 2004-03-29
CIK 1144686

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $12,010,553.

The aggregate market value of the voting stock as of March 18, 2004, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $50,504,555. (at $27.04 per share)

1,867,772 shares of the Issuer’s common stock were issued and outstanding as of March 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to stockholders for fiscal year ended December 31, 2003, is incorporated by reference into Form 10-KSB Part II, Item 6, 7, and Part IV, Item 13. The issuer’s Proxy Statement dated March 1, 2004, is incorporated by reference into Form 10-KSB Part I, Item 1, 2 and Part III, Items 9, 10, 11, and 12.

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

Columbus County is located in the southeastern portion of North Carolina near the South Carolina border. Whiteville, the largest city in the county is approximately 45 miles west of Wilmington, North Carolina, 150 miles southeast of Charlotte, North Carolina, and 45 miles north of Myrtle Beach, South Carolina. These cities all have national or regional airports. Columbus County had an estimated population of 55,000 at the end of 2001. Per capita income in the county was $20,046 in 1998.

Brunswick County is adjacent to Columbus County to the southeast and also borders South Carolina. Shallotte, the largest city in the county is approximately 35 miles southwest of Wilmington and 35 miles northeast of Myrtle Beach. Brunswick County has a population of 77,000 as of 1999 and has per capita income of $19,229 in 1999.

The principle components of the economy are manufacturing, agriculture and tourism. Manufacturing employment is concentrated in the wood products and textile industries. The primary agriculture products are tobacco and hogs.

Competition

The primary business activity of the Company is commercial banking. This activity is conducted by the Bank which is the wholly-owned subsidiary of the Company.

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

A bank holding company may become a financial holding company under the GLB Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve. A financial holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.

Under the GLB Act, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity, banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The GLB Act also imposes additional restrictions and heightened disclosure requirements regarding information collected by financial institutions. We cannot predict the full sweep of the new legislation. However, the Company is still subject to the Bank Holding Company Act (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such information as the Federal Reserve may require.

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

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area. No material portion of deposits have been obtained from a single person or a few persons, with the exception of the Town of Chadbourn, North Carolina, Town of Holden Beach, North Carolina and the Columbus County School Board. Deposits from these three customers account for, on average, 3.9% of the Bank’s total deposits during 2003. In addition, most securities sold under agreements to repurchase ($4.5 million average during 2003) were held by these three customers. Management does not believe the loss of any one customer would have a materially adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Bank generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $3.4 million.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company had no compensated employees. The Bank presently has 58 full-time equivalent employees consisting of 55 full-time employees and 5 part-time employees.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s articles of incorporation authorize it to issue up to 5,000,000 shares of common stock, no par value, of which 1,867,772 shares were issued and outstanding as of March 18, 2004. The stock is listed on the NASDAQ SmallCap Market under the symbol “WBNK”.

The approximate number of holders of the Company’s shares of common stock as of March 18, 2004 is 1,900. There are no issued or outstanding shares of the Company’s preferred stock as of March 18, 2004.

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

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	20.00	18.00	16.00	16.00	16.00	16.00
Second Quarter	24.99	19.00	18.00	16.00	16.00	16.00
Third Quarter	27.00	17.00	18.50	18.00	16.00	16.00
Fourth Quarter	28.98	24.00	18.00	18.00	16.00	16.00

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The information required under this item is incorporated by reference to the Company’s 2003 Annual Report to Stockholders, pages 29 through 44.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company and the Independent Auditor’s Report set forth on pages 4 through 28 of the Company’s 2003 Annual Report to Stockholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of December 31, 2003 and 2002

2.	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

3.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

5.	Notes to Consolidated Financial Statements

6.	Independent Auditor’s Report

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM	8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Chief Executive Officer of the Company as of March 18, 2004 is set out under the caption “Executive Compensation” on page 10 of the Company’s 2004 Proxy Statement dated March 1, 2004 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption “Election of Directors” on pages 5 and 6 and “Incumbent Directors” on pages 6 and 7 of the Company’s 2004 Proxy Statement dated March 1, 2004, such information is incorporated herein by reference. Other Executive Officers of the Company are listed in the Company’s 2004 Proxy Statement dated March 1, 2004 and is incorporated herein by reference.

Audit Committee Financial Expert

Our Board of Directors has determined that Alan W. Thompson is an “audit committee financial expert” as that term is defined in the Securities and Exchange Commission’s rules and is an “independent director” as that term is defined in the listing requirements of The Nasdaq Stock Market.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 contained under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 5 of the Company’s 2004 Proxy Statement dated March 1, 2004 is incorporated herein by reference.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our code of ethics is provided on our website under www.waccamawbank.com.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation” on page 10 of the Company’s 2004 Proxy Statement dated March 1, 2004 is incorporated herein by reference. The information contained in the following exhibits filed herewith is incorporated herein by reference: Waccamaw Bank 1998 Incentive Stock Option Plan, Waccamaw Bank 1998 Nonstatutory Stock Option Plan, and Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under “Beneficial Ownership of Securities” on pages 3, 4 and 5 of the Company’s 2004 Proxy Statement dated March 1, 2004 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under “Indebtedness of and Transactions with Management” on page 11 of the Company’s 2004 Proxy Statement dated March 1, 2004 and “Director Relationships” on page 6 of the Company’s 2004 Proxy Statement dated March 1, 2004 is incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(i) from the

Company’s Form 8K12g3 filed on July 12, 2001 with the SEC

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) from the Company’s Form 8K12g3 filed on July 12, 2001 with the SEC

10.1	Waccamaw Bank 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 from 1999 Form 10KSB filed in March 1999 with the FDIC)

10.2	Waccamaw Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 from 1999 Form 10KSB filed in March 1999 with the FDIC)

10.3	Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999 (incorporated by reference to Exhibit 10.4 from 1999 Form 10KSB filed in March 1999 with the FDIC)

13	2003 Annual Report to Stockholders

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification - CFO

32	Section 906 Certification

99.1	2004 Proxy Statement

(b) Reports of Form 8-K

     Quarterly Performance Summary issued October 7, 2003

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Proposal 2: Ratification of Independent Public Accountants” on page 11 and 12 of the Company’s 2004 Proxy Statement dated March 1, 2004 is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

March 24, 2004	/s/ James G. Graham
Date	James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham James G. Graham	President and Chief Executive Officer	March 18, 2004

/s/ M. B. “Bo” Biggs M. B. “Bo” Biggs	Director	March 18, 2004

/s/ Dr. Maudie M. Davis Dr. Maudie M. Davis	Director	March 18, 2004

/s/ E. Autry Dawsey, Sr. E. Autry Dawsey, Sr.	Director	March 18, 2004

/s/ Monroe Enzor, III Monroe Enzor, III	Director	March 18, 2004

/s/ James E. Hill, Jr. James E. Hill, Jr.	Director	March 18, 2004

/s/ Michael K. Jones Michael K. Jones	Director, Chairman of the Board	March 18, 2004

/s/ Alan W. Thompson Alan W. Thompson	Director	March 18, 2004

/s/ Dale Ward Dale Ward	Director	March 18, 2004

/s/ J. Densil Worthington J. Densil Worthington	Director	March 18, 2004

SIGNATURES

STATEMENT OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350

In connection with the Annual Report on Form 10-KSB for the period ended December 31, 2003 (the “Form 10-KSB”) of Waccamaw Bankshares, Inc. (the “Company”), we, James G. Graham, Chief Executive Officer of the Company, and David A. Godwin, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge;

(a) the Form 10-KSB fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934, as amended; and

(b) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Form 10-KSB.

By:	/s/ James G. Graham	Date:	March 24, 2004
James G. Graham
President and Chief Executive Officer

By:	/s/ David A. Godwin	Date:	March 24, 2004
David A. Godwin
Chief Financial Officer