Form 10QSB
period 2004-03-31
WACCAMAW BANKSHARES INC
filed 2004-05-12
CIK 1144686

United States Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of May 10, 2004 there were 1,878,293 shares of the issuer’s common stock, no par value, outstanding.    YES  ☒    NO  ☐

WACCAMAW BANK

WACCAMAW BANK

Balance Sheets

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Cash and due from banks	$2,002,557	5,044,835
Interest-bearing deposits with banks	253,475	318,482
Federal funds sold	2,349,000	10,116,000
Investment securities, available for sale	27,025,491	22,951,020
Restricted equity securities	1,352,344	1,102,344
Loans, net of allowance for loan losses of $2,365,110 in 2004, and $2,218,053 in 2003	154,639,795	142,342,430
Other Real Estate Owned	115,788	114,157
Property and equipment, net	3,119,762	3,155,719
Intangible assets, net	1,275,302	1,332,097
Accrued income	890,310	872,709
Bank owned life insurance	4,870,792	4,817,698
Other assets	1,219,705	1,039,452

Total assets	$199,114,321	$193,206,943

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$16,292,178	$16,369,500
Interest-bearing deposits	134,041,610	138,426,429

Total deposits	150,333,788	154,795,929

Securities sold under agreements to repurchase	5,406,000	3,654,000
Federal funds purchased	3,000,000	—
Long-term debt	13,500,000	8,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,000,000	8,000,000
Accrued interest payable	315,105	492,241
Other liabilities	581,525	801,800

Total liabilities	181,136,418	176,243,970

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 5,000,000 shares authorized; 1,876,359 shares issued in 2004 and 1,859,772 shares issued in 2003	12,963,022	12,760,330
Retained earnings	4,680,952	4,115,183
Accumulated other comprehensive income	333,929	87,460

Total stockholders’ equity	17,977,903	16,962,973

Total liabilities and stockholders’ equity	$199,114,321	$193,206,943

WACCAMAW BANK

Statement of Income

Three-months ended March 31, 2004 and Three-months ended March 31, 2003 (Unaudited)

	Three-Months Ended March 31, 2004	Three-Months Ended March 31, 2003
Interest income
Loans and fees on loans	$2,199,681	$2,164,436
Money market investments	5,339	9,167
Investment securities, taxable	266,708	244,731
Investment securities, nontaxable	31,586	13,805

Total interest income	2,503,314	2,432,139

Interest expense
Deposits	624,687	791,200
Federal funds purchased and securities sold under agreements to repurchase	8,961	10,933
Other borrowed funds	149,705	70,117

Total interest expense	783,353	872,250

Net interest income	1,719,961	1,559,889

Provision for loan losses	150,000	280,000

Net interest income after provision for loan losses	1,569,961	1,279,889

Noninterest income
Service charges on deposit accounts	221,944	244,840
Net servicing fees	51,489	80,808
Other operating income	213,917	140,089
Income from mortgage banking investee	35,097	10,000
Earnings on bank owned life insurance	56,790	—
Net realized gains on sale or maturity of investment securities	871	15,632

Total noninterest income	580,108	491,369

Noninterest expense
Salaries and employee benefits	699,818	539,395
Occupancy and equipment	155,676	170,760
Data processing	89,243	86,204
Amortization expense of intangible assets	56,795	56,795
Other expense	287,670	218,893

Total noninterest expense	1,289,202	1,072,047

Income (loss) before income taxes	860,867	699,211

Income Tax Expense	295,098	232,691

Net income	$565,769	$466,520

Basic earnings income per share	$.30	$.25

Diluted earnings income per share	$.29	$.24

Weighted average shares outstanding	1,871,415	1,837,835

Diluted average shares outstanding	1,961,904	1,931,829

WACCAMAW BANK

Statement of Cash Flows

Three-months ended March 31, 2004 and Three-months ended March 31, 2003 (Unaudited)

	Three-Months Ended March 31, 2004	Three-Months Ended March 31, 2003
Cash flows from operating activities

Net income	$565,769	$466,520
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	118,717	118,344
Provision for loan losses	150,000	280,000
Accretion of discount on securities, net of amortization of premiums	12,568	18,270
Gain on sale of investment securities	(831)	(15,632)
Changes in assets and liabilities:
Accrued Income	(17,601)	219,979
Other assets	(234,978)	6,071
Accrued interest payable	(177,136)	(200,276)
Other liabilities	(220,275)	85,472

Net cash provided (used) by operating activities	196,233	978,748

Cash flows from investing activities
Net (increase) decrease in federal funds sold	7,767,000	(117,000)
Purchases of investment securities	(5,502,656)	(2,169,782)
Maturities of investment securities	1,410,424	2,183,267
Net increase in loans	(12,447,365)	(9,223,494)
Sales of investment securities	2,493	2,461,535
Purchases of property and equipment	(25,965)	(46,083)

Net cash used in investing activities	(8,796,069)	(6,911,557)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	(77,322)	588,162
Net increase in interest-bearing deposits	(4,384,819)	7,277,298
Net increase in securities sold under agreements to repurchase	1,752,000	(1,517,000)
Proceeds from long-term debt	5,000,000	(50,000)
Net increase (decrease) in federal funds purchased	3,000,000	—
Proceeds from exercise of stock options	75,592	58,958
Proceeds from issuance of common stock	127,100	—

Net cash provided by financing activities	5,492,551	6,357,418

Increase (decrease) in cash and cash equivalents	(3,107,285)	424,609

Cash and cash equivalents, beginning	5,363,317	5,018,525

Cash and cash equivalents, ending	$2,256,032	$5,443,134

Supplemental disclosure of cash flow information
Interest paid	$960,489	$1,072,526

Taxes paid	$293,361	$247,088

WACCAMAW BANKSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. and its subsidiary as of March 31, 2004 and December 31, 2003, and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2004 and 2003 are not necessarily indicative of the results expected for the full year.

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

Investment Securities

Investments classified as available for sale can be held for indefinite periods of time and include those securities that management may employ as part of asset/liability strategy or that may be sold in response to changes in interest rates, prepayments, regulatory capital requirements or similar factors. These securities are carried at fair value and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2004 and December 31, 2003, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2004 and 2003 were calculated by dividing net income by the weighted average number of shares outstanding during the period.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2003 has been taken from the audited financial statements at that date.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004	December 31, 2003
Commitment to extend credit	36,924,000	33,712,000
Standby letters of credit	232,000	161,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bank’s financial condition and results of operations for the three months ending March 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended March 31, 2004 was $565,769 or $.30 per average share outstanding compared to a $466,520 net profit or $.25 per share outstanding for the quarter ended March 31, 2003.

On March 31, 2004, Waccamaw Bank’s assets totaled $199,114,321 compared to $193,206,943 on December 31, 2003. Net loans were $154,639,795 compared to $142,342,430 on December 31, 2003. Total deposits on March 31, 2004 were $150,333,788 compared to $154,795,929 at the end of 2003. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $1,014,930 resulting in a March 31, 2004 book value of $9.58 per share, up from $9.12 on December 31, 2003.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2004 or December 31, 2003.

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

Investments in available-for-sale securities of $27,025,491 consisted of Corporate securities, municipal securities, U.S. Government agencies and mortgage-backed securities (MBS) at March 31, 2004.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $2,349,000 and $10,116,000 on March 31, 2004 and December 31, 2003, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on March 31, 2004, were $154,639,795 compared to $142,342,430 on December 31, 2003. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries.

Deposits

Deposits on March 31, 2004, were $150,333,788 compared to $154,795,929 on December 31, 2003. Interest bearing accounts represented 89.16% at March 31, 2004 and 89.43% at December 31, 2003.

Stockholders’ Equity

Waccamaw Bank maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at March 31, 2004 was $17,977,903 compared to $16,962,973 at December 31, 2003. This $1,014,930 increase was partly due to operating profits of $565,769 and unrealized gains on available-for-sale securities increasing $246,469 during the first quarter of 2004. The Bank also exceeds all capital requirements under the leverage guidelines.

For the three months ended March 31, 2004, the operating profit of the Bank was $565,769 compared to a $466,520 profit for the three months ended March 31, 2003.

There have been no cash dividends declared during 2004. On August 15, 2003, a 6 for 5 stock split or 20% stock dividend was paid to stockholders of record as of August 5, 2003. As a result, all share and per share data have been adjusted to reflect the split.

Asset Quality

The provision for possible loan losses charged to operations was $150,000 in the first quarter 2004 and $280,000 in the first quarter of 2003. The reserve for loan losses on March 31, 2004, was $2,365,110 or 1.51% of period end loans. The decrease in the loan loss provision was due to stronger asset quality in the loan portfolio in 2004 as the loan loss provision was increased in the first quarter of 2003 to cover potential problem loans.

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

At March 31, 2004 the Bank had $2,167,903 loans in nonaccrual status and $1,728,534 at March 31, 2003. Repossessed assets at March 31, 2004 were $78,059 and $47,825 at March 31, 2003.

Results of Operations

Net income was $565,769, or $0.30 per common share, for the three months ended March 31, 2004 as compared to $466,520, or $0.25 per common share, for the three months ended March 31, 2003. The improvement in net income can be attributed to net interest income increasing from $1,559,889 for the quarter ended March 31, 2003 to $1,719,961 for the quarter ended March 31, 2004. The improvement also reflects increases in noninterest income as total noninterest income was $580,108 for the quarter ending March 31, 2004 compared to $491,369 for the quarter ending March 31, 2003.

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

At March 31, 2004, the liquidity position of the Bank was strong, with short-term liquid assets of $14,288,590 or 7.18% of total assets.

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

	March 31,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$552,921	$439,194

Pro forma earnings per common share, based on SFAS No. 123	$.30	$.24

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.28	$.23

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

ITEM 4. SUBSEQUENT EVENT

On April 30, 2004, the Company’s Board of Directors approved a 6 for 5 stock split to be effected in the form of a dividend, payable on May 14th, 2004.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

	31.1	Section 302 Certification – CEO

	31.2	Section 302 Certification – CFO

	32	Section 906 Certification

Reports on 8-K

Annual Performance Summary dated January 26, 2004

Issuance of Trust Preferred Securities dated January 29, 2004

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: May 11, 2004	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer