Form 10QSB
period 2004-06-30
WACCAMAW BANKSHARES INC
filed 2004-08-11
CIK 1144686

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of August 10, 2004 there were 2,254,491 shares of the issuer’s common stock, no par value, outstanding.    YES  ☒    NO  ☐

WACCAMAW BANK

WACCAMAW BANKSHARES, INC.

Balance Sheets

June 30, 2004 and December 31, 2003

	(Unaudited) June 30, 2004
		December 31, 2003
Assets:

Cash and due from banks	$5,510,390	$5,044,835
Interest-bearing deposits with banks	589,836	318,482
Federal funds sold	5,472,000	10,116,000
Investment securities, available for sale	28,497,949	22,951,020
Restricted equity securities	1,352,344	1,102,344
Loans, net of allowance for loan losses of $2,349,364 in 2004, and $2,218,053 in 2003	166,808,585	142,342,430
Other Real Estate Owned	115,788	114,157
Property and equipment, net	3,098,884	3,155,719
Intangible assets, net	1,218,507	1,332,097
Accrued income	954,054	872,709
Bank owned life insurance	4,923,886	4,817,698
Other assets	1,481,672	1,039,452

Total assets	$220,023,895	$193,206,943

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest-bearing deposits	$16,712,836	$16,369,500
Interest-bearing deposits	149,347,605	138,426,429

Total deposits	166,060,441	154,795,929

Securities sold under agreements to repurchase	13,865,000	3,654,000
Long-term debt	13,500,000	8,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,000,000	8,000,000
Accrued interest payable	340,208	492,241
Other liabilities	110,247	801,800

Total liabilities	201,875,896	176,243,970

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 5,000,000 shares authorized; 2,253,870 shares issued in 2004 and 2,231,726 shares issued in 2003	13,055,773	12,760,330
Retained earnings	5,275,996	4,115,183
Accumulated other comprehensive income	(183,770)	87,460

Total stockholders’ equity	18,147,999	16,962,973

Total liabilities and stockholders’ equity	$220,023,895	$193,206,943

WACCAMAW BANKSHARES, INC.

Statement of Income

Six-months ended June 30, 2004 and Six-months ended June 30, 2003 (Unaudited)

	Six-Months Ended June 30, 2004	Six-Months Ended June 30, 2003
Interest income
Loans and fees on loans	$4,562,664	$4,421,924
Federal funds sold	11,636	35,793
Investment securities, taxable	563,056	473,468
Investment securities, nontaxable	53,874	26,970

Total interest income	5,191,230	4,958,155

Interest expense
Deposits	1,288,368	1,643,895
Fed funds purchased and securities sold under agreements to repurchase	19,520	18,725
Other borrowed funds	323,330	140,395

Total interest expense	1,631,218	1,803,015

Net interest income	3,560,012	3,155,140

Provision for loan losses	210,500	505,000

Net interest income after provision for loan losses	3,349,512	2,650,140

Noninterest income
Service charges on deposit accounts	465,765	499,743
Net servicing fees	91,679	181,526
Other operating income	304,830	243,668
Income from mortgage banking investee	79,731	49,341
Earnings on bank owned life insurance	113,580	—
Net realized gains on sale or maturity of investment securities	14,800	15,431

Total noninterest income	1,070,385	989,709

Noninterest expense
Salaries and employee benefits	1,429,463	1,098,247
Occupancy expense	314,027	332,087
Data Processing	191,855	168,023
Amortization expense of intangible assets	113,590	113,590
Other expense	595,084	444,554

Total noninterest expense	2,644,019	2,156,501

Income before income taxes	1,775,878	1,483,348

Income tax expense	615,065	521,316

Net income	$1,160,813	$962,032

Basic earnings per share	$.52	$.44

Diluted earnings income per share	$.49	$.42

Weighted average shares outstanding	2,249,415	2,208,700

Diluted average shares outstanding	2,360,757	2,284,919

WACCAMAW BANKSHARES, INC.

Statement of Income

Quarter ended June 30, 2004 and Quarter ended June 30, 2003 (Unaudited)

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
Interest income
Loans and fees on loans	$2,362,983	$2,257,488
Federal funds sold	6,297	26,626
Investment securities, taxable	296,348	228,737
Investment securities, nontaxable	22,288	13,165

Total interest income	2,687,916	2,526,016

Interest expense
Deposits	663,681	852,695
Federal funds purchased and securities sold under agreements to repurchase	10,559	7,792
Other borrowed funds	173,625	70,278

Total interest expense	847,865	930,765

Net interest income	1,840,051	1,595,251

Provision for loan losses	60,500	225,000

Net interest income after provision for loan losses	1,779,551	1,370,251

Noninterest income
Service charges on deposit accounts	243,821	254,903
Net servicing fees	40,190	100,718
Other operating income	90,913	103,579
Income from mortgage banking investee	44,634	39,341
Earnings on bank owned life insurance	56,790	—
Net realized gains on sale or maturity of investment securities	13,929	(201)

Total noninterest income	490,277	498,340

Noninterest expense
Salaries and employee benefits	729,645	558,852
Occupancy expense	158,351	161,327
Data processing	102,612	81,819
Amortization expense of intangible assets	56,795	56,795
Other expense	307,414	225,661

Total noninterest expense	1,354,817	1,084,454

Income before income taxes	915,011	784,137

Income tax expense	319,967	288,625

Net income	$595,044	$495,512

Basic earnings income per share	$.26	$.22

Diluted earnings income per share	$.25	$.22

Weighted average shares outstanding	2,253,133	2,211,962

Diluted average shares outstanding	2,364,474	2,288,182

WACCAMAW BANKSHARES, INC.

Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2004 and year ended December 31, 2003

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2002	$12,445,385	$2,108,400	$39,875	$14,593,660

Issuance of common stock	125,529	—	—	125,529
Exercise of stock options	206,590	—	—	206,590
Stock issuance costs	(17,174)	—	—	(17,174)

Comprehensive income
Net income	—	2,006,783	—	2,006,783
Net change in unrealized depreciation on investment securities available for sale net of income taxes of $46,546	—	—	90,354	90,354
Reclassification adjustment
Net of income taxes of $(22,033)	—	—	(42,769)	(42,769)

Total comprehensive income				2,054,368

December 31, 2003	$12,760,330	$4,115,183	$87,460	16,962,973

Common Stock
Issuance of common stock	127,100	—	—	127,100
Exercise of stock options	191,791	—	—	191,791
Redemption of fractional shares	(23,448)	—	—	(23,448)
Comprehensive Income
Net income	—	1,160,813	—	1,160,813
Net change in unrelated appreciation of investment securities for sale net of income taxes of $(139,725)	—	—	(271,230)	(271,230)

Total comprehensive income				889,583

June 30, 2004 (Unaudited)	$13,055,773	$5,275,996	$(183,770)	$18,147,999

WACCAMAW BANKSHARES, INC.

Statement of Cash Flows

Six-months ended June 30, 2004 and Six-months ended June 30, 2003 (Unaudited)

	Six-Months Ended June 30, 2004	Six-Months Ended June 30, 2003
Cash flows from operating activities

Net income	$1,160,813	$962,032
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	237,790	233,292
Provision for loan losses	210,500	505,000
Accretion of discount on securities, net of amortization of premiums	39,808	34,077
Gain on sale of investments	(14,800)	(15,431)
Changes in assets and liabilities:
Accrued Income	(81,345)	108,584
Other assets	(550,039)	123,738
Accrued interest payable	(152,033)	(78,259)
Other liabilities	(691,553)	(196,446)

Net cash used by operating activities	159,141	1,676,587

Cash flows from investing activities
Net increase/(decrease) in federal funds sold	4,644,000	(9,803,000)
Purchases of investment securities	(10,123,814)	(5,940,269)
Maturities of investments and paydowns of MBS	3,250,385	3,956,757
Net increase in loans	(24,676,655)	(14,140,803)
Sales of investment securities	780,262	2,463,755
Purchases of property and equipment	(67,365)	(100,371)

Net cash used in investing activities	(26,193,187)	(23,563,931)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	343,336	1,294,196
Net increase in interest-bearing deposits	10,921,176	22,695,578
Net increase in securities sold under agreements to repurchase	10,211,000	(1,581,000)
Proceeds from long-term debt	5,000,000	(100,000)
Proceeds from exercise of stock options	191,791	58,957
Proceeds from sale of common stock	103,652	—

Net cash provided by financing activities	26,770,955	22,367,731

Net increase/(decrease) in cash and cash equivalents	736,909	480,387

Cash and cash equivalents, beginning	5,363,317	5,018,525

Cash and cash equivalents, ending	$6,100,226	$5,498,912

Supplemental disclosure of cash flow information
Interest paid	$1,783,252	$1,881,273

Taxes paid	$1,099,365	$905,143

WACCAMAW BANKSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. and its subsidiary as of June 30, 2004 and December 31, 2003, and its cash flows for the six months and three months ended June 30, 2004 and 2003. The results of operations for the six months and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-KSB for the year ended December 31, 2003.

WACCAMAW BANKSHARES, INC. is located in Whiteville, North Carolina. The accounting and policies of the Company and Bank follow generally accepted accounting principles and practices within the financial services industry.

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

Investment Securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2004 and December 31, 2003, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the six months ended June 30, 2004 and 2003 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the six months ended June 30, 2004 and 2003 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
Commitment to extend credit	35,005,000	33,712,000
Standby letters of credit	293,000	161,000

NOTE 4. SUBSEQUENT EVENTS

Effective July 21, 2004, a mortgage company in which the Company has a membership interest entered into an agreement to be merged with the subsidiary of another company. The transaction is expected to close early in the fourth quarter of 2004. Consideration for sale of the membership interest will consist of cash and stock of the acquiring company as well as additional payments over the two years following closing of the transaction if certain performance targets are met. Management anticipates that the Company will realize a gain, net of income taxes, of approximately $320,000 from this transaction. Future gains will be realized if performance targets are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bankshares, Inc. financial condition and results of operations for the six months and three months ending June 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended June 30, 2004, was $595,044 or $.26 per weighted average share outstanding compared to a $495,512 net profit or $.22 per weighted average share outstanding for the quarter ended June 30, 2003.

On June 30, 2004, Waccamaw Bankshares, Inc. assets totaled $220,023,895 compared to $193,206,943 on December 31, 2003. Net loans were $166,808,585 compared to $142,342,430 on December 31, 2003. Total deposits on June 30, 2004 were $166,060,441 compared to $154,795,929 at the end of 2003. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $1,185,026 resulting in a June 30, 2004 book value of $8.05 per share, up from $7.60 on December 31, 2003.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2004 or December 31, 2003.

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

Investments in available-for-sale securities of $28,497,949 consisted of Corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2004.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $5,472,000 and $10,116,000 on June 30, 2004 and December 31, 2003, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on June 30, 2004, were $166,808,585 compared to $142,342,430 on December 31, 2003. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $24,466,155 increase in loans was due to stronger local economies in the areas covered by Waccamaw Bank which resulted in increased construction and development during the first six months of 2004.

Deposits

Deposits on June 30, 2004, were $166,060,441 compared to $154,795,929 on December 31, 2003. Interest-bearing accounts represented 89.94% at June 30, 2004 and 89.43% at December 31, 2003.

Liabilities

Securities sold under agreements to repurchase on June 30, 2004, was $13,865,000 compared to $3,654,000 on December 31, 2003. The $10,211,000 increase was due to increases in local town municipalities and school district funding. Long-term debt on June 30, 2004 was $13,500,000 compared to $8,500,000 on December 31, 2003. All long-term debt is funded by the Federal Home Loan Bank of Atlanta.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2004 was $18,147,999 compared to $16,962,973 at December 31, 2003. This $1,185,026 increase was largely due to operating profits of $1,160,813. The Bank also exceeds all capital requirements under the leverage guidelines.

For the six months ended June 30, 2004, the operating profit of the Bank was $1,160,813 compared to a $962,032 profit for the six months ended June 30, 2003.

There have been no cash dividends declared during 2004. On May 14, 2004, a 6 for 5 stock split or 20% stock dividend was paid to stockholders of record as of April 30, 2004. As a result, all share and per share data have been adjusted to reflect the split.

Asset Quality

The provision for possible loan losses charged to operations was $60,500 in the second quarter 2004 and $225,000 in the second quarter of 2003. The reserve for loan losses on June 30, 2004, was $2,349,364 or 1.39% of period end loans.

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

At June 30, 2004 the Bank had $2,250,415 loans in nonaccrual status and $1,773,824 at June 30, 2003. Repossessed assets at June 30, 2004 were $139,270 and $76,429 at June 30, 2003.

Results of Operations

Net income was $595,044, or $0.26 per common share, for the quarter ended June 30, 2004 as compared to $495,512, or $0.22 per common share, for the quarter ended June 30, 2003. The improvement in net income can be attributed to net interest income increasing from $1,595,251 for the quarter ended June 30, 2003 to $1,840,051 for the quarter ended June 30, 2004.

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

At June 30, 2004, the liquidity position of the Bank was strong, with short-term liquid assets of $23,030,242 or 10.47% of total assets.

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

Stock Option Plans

The Company has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan). Under each plan up to 192,078 shares may be issued for a total of 384,156 shares (adjusted for stock dividends). Options granted under both plans expire no more than 10 years from date of grant. Option exercise price, under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Under both plans, vesting is determined by the specific option agreements. Information related to pro forma net income for the periods presented is as follows:

	June 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$1,135,117	$907,380

Pro forma earnings per common share, based on SFAS No. 123	$.50	$.41

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.48	$.40

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

At the bank’s annual meeting of shareholders held on April 15, 2004, the shareholders 1. Elected E. Autry Dawsey, Sr., Crawford Monroe Enzor, III and R. Dale Ward to serve as directors of the bank and 2. Ratified the appointment of Larrowe & Company, P.L.C. as the Company’s independent public accountants for 2004.

The following proposals were voted for:

Proposal 1 – Election of Directors

E. Autry Dawsey, Sr.	votes for 1,529,208	withhold -0-	abstain 11,944
Crawford Monroe Enzor, III	votes for 1,530,416	withhold -0-	abstain 10,736
R. Dale Ward	votes for 1,530,243	withhold -0-	abstain 10,909

Proposal 2 – To ratify the selection of Larrowe & Company, P.L.C. as the Company’s independent accountants for 2004.

Votes for 1,528,343 against 1,078 abstain 11,731

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1 Section 302 Certification – CEO

31.2 Section 302 Certification – CFO

32 Section 906 Certification

PART II - OTHER INFORMATION - CONTINUED

Reports on 8-K

The Company filed on Form 8-K during the quarter related to the Quarterly Performance Summary for the first quarter of 2004 dated April 15, 2004.

The Company filed on Form 8-K during the quarter announcing a 6 for 5 stock dividend payable to stockholders of record April 30, 2004, effective May 14, 2004 dated April 20, 2004.

The Company filed on Form 8-K during the quarter announcing the opening of a new branch location in Wilmington, NC dated June 9, 2004.

The Company filed on Form 8-K during the quarter announcing Waccamaw Bankshares, Inc. listed one of N.C.’s Top 100 Companies dated June 15, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: August 11, 2004	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer