Form 10QSB
period 2004-09-30
WACCAMAW BANKSHARES INC
filed 2004-11-15
CIK 1144686

United States

Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of November 12, 2004 there were 4,529,380 shares of the issuer’s common stock, no par value, outstanding.    YES  ☒    NO  ☐

WACCAMAW BANKSHARES, INC.

WACCAMAW BANKSHARES, INC.

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

	(Unaudited)
	September 30, 2004	December 31, 2003
Assets:

Cash and due from banks	$4,467,486	5,044,835
Interest-bearing deposits with banks	511,427	318,482
Federal funds sold	—	10,116,000
Investment securities, available for sale	28,049,428	22,951,020
Restricted equity securities	1,352,344	1,102,344
Loans, net of allowance for loan losses of $2,433,363 in 2004, and $2,218,053 in 2003	184,765,043	142,342,430
Other real estate owned	115,788	114,157
Property and equipment, net	3,313,526	3,155,719
Intangible assets, net	1,161,711	1,332,097
Accrued income	999,663	872,709
Bank owned life insurance	4,976,980	4,817,698
Other assets	1,203,823	1,039,452

Total assets	$230,917,219	$193,206,943

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$20,187,042	$16,369,500
Interest-bearing deposits	163,729,041	138,426,429

Total deposits	183,916,083	154,795,929

Securities sold under agreements to repurchase	3,926,000	3,654,000
Federal funds purchased	1,774,000	—
Long-term debt	13,500,000	8,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,000,000	8,000,000
Accrued interest payable	427,465	492,241
Other liabilities	239,620	801,800

Total liabilities	211,783,168	176,243,970

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 5,000,000 shares authorized; 4,509,396 shares issued in 2004 and 4,463,452 shares issued in 2003	13,078,695	12,760,330
Retained earnings	5,881,252	4,115,183
Accumulated other comprehensive income	174,104	87,460

Total stockholders’ equity	19,134,051	16,962,973

Total liabilities and stockholders’ equity	$230,917,219	$193,206,943

WACCAMAW BANKSHARES, INC.

Consolidated Statements of Income

Nine-months ended September 30, 2004 and Nine-months ended September 30, 2003 (Unaudited)

	Nine-Months Ended	Nine-Months Ended
	Sept 30, 2004	Sept 30, 2003
Interest income
Loans and fees on loans	$7,164,974	$6,704,793
Money market investments	23,944	62,128
Investment securities, taxable	868,231	602,506
Investment securities, nontaxable	77,857	44,492

Total interest income	8,135,006	7,413,919

Interest expense
Deposits	2,095,934	2,497,329
Federal funds purchased and securities sold under agreements to repurchase	31,293	25,116
Other borrowed funds	502,640	210,342

Total interest expense	2,629,867	2,732,787

Net interest income	5,505,139	4,681,132

Provision for loan losses	411,500	580,000

Net interest income after provision for loan losses	5,093,639	4,101,132

Noninterest income
Service charges on deposit accounts	728,749	741,208
Net servicing fees	155,234	226,965
Other operating income	447,115	359,889
Gain attributable to minority interest in mortgage investee	274,108	99,292
Earnings on bank owned life insurance	170,370	—
Net realized gains on sale or maturity of investment securities	12,952	65,224

Total noninterest income	1,788,528	1,492,578

Noninterest expense
Salaries and employee benefits	2,210,396	1,668,466
Occupancy and equipment	501,263	480,068
Data processing	306,485	251,490
Amortization expense of intangible assets	188,857	170,385
Other expense	943,989	737,354

Total noninterest expense	4,150,990	3,307,763

Income (loss) before income taxes	2,731,177	2,285,947

Income Tax Expense	965,108	800,392

Net income	$1,766,069	$1,485,555

Basic earnings income per share	$.39	$.34

Diluted earnings income per share	$.37	$.33

Weighted average shares outstanding	4,502,580	4,423,691

Diluted average shares outstanding	4,820,950	4,510,132

WACCAMAW BANKSHARES, INC.

Consolidated Statements of Income

Quarter ended September 30, 2004 and Quarter ended September 30, 2003 (Unaudited)

	Quarter Ended Sept 30, 2004	Quarter Ended Sept 30, 2003
Interest income
Loans and fees on loans	$2,602,310	$2,282,869
Money market investments	12,308	26,335
Investment securities, taxable	305,175	129,038
Investment securities, nontaxable	23,983	17,522

Total interest income	2,943,776	2,455,764

Interest expense
Deposits	807,566	853,434
Fed funds purchased and securities sold under agreements to repurchase	11,773	6,391
Other borrowed funds	179,310	69,947

Total interest expense	998,649	929,772

Net interest income	1,945,127	1,525,992

Provision for loan losses	201,000	75,000

Net interest income after provision for loan losses	1,744,127	1,450,992

Noninterest income
Service charges on deposit accounts	262,984	241,465
Net servicing fees	63,555	45,439
Other operating income	142,285	116,221
Gain attributable to minority interest in mortgage investee	194,377	49,950
Earnings on bank owned life insurance	56,790	—
Net realized gains on sale or maturity of investment securities	(1,848)	49,793

Total noninterest income	718,143	502,868

Noninterest expense
Salaries and employee benefits	780,933	570,219
Occupancy and equipment	187,236	147,981
Data processing	114,630	83,466
Amortization expense of intangible assets	75,267	56,795
Other expense	348,905	292,800

Total noninterest expense	1,506,971	1,151,261

Net income	955,299	802,599

Income Tax Expense	350,043	279,076

Net income	$605,256	$523,523

Basic earnings income per share	$.13	$.12

Diluted earnings income per share	$.13	$.11

Weighted average shares outstanding	4,509,367	4,436,065

Diluted average shares outstanding	4,828,617	4,576,364

WACCAMAW BANKSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2004 and year ended December 31, 2003

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2002	$12,445,385	2,108,400	$39,875	$14,593,660

Issuance of common stock	125,529	—	—	125,529
Exercise of Stock Options	206,590	—	—	206,590
Stock issuance costs	(17,174)	—	—	(17,174)

Comprehensive income
Net income	—	2,006,783	—	2,006,783
Net change in unrealized depreciation on investment securities available for sale net of income taxes of $46,546	—	—	90,354	90,354
Reclassification adjustment net of income taxes of $(22,033)	—	—	(42,769)	(42,769)

Total comprehensive income				2,054,368

December 31, 2003	$12,760,330	$4,115,183	$87,460	16,962,973

Issuance of common stock	144,808	—	—	144,808
Stock options exercised	197,005	—	—	197,005
Redemption of fractional shares	(23,448)	—	—	(23,448)
Comprehensive Income
Net income	—	1,766,069	—	1,766,069
Net change in unrelated appreciation of investment securities for sale, net of income taxes of $45,263			78,096	78,096
Reclassified securities gains realized, net of income taxes of $4,404	—	—	8,548	8,548

Total comprehensive income				1,852,713

Sept 30, 2004 (Unaudited)	$13,078,695	$5,881,252	$174,104	$19,134,051

WACCAMAW BANKSHARES, INC.

Consolidated Statements of Cash Flows

Nine-months ended September 30, 2004 and Nine-months ended September30, 2003 (Unaudited)

	Nine-Months Ended Sept 30, 2004	Nine-Months Ended Sept 30, 2003
Cash flows from operating activities

Net income	$1,766,069	$1,485,555
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	364,922	353,205
Provision for loan losses	411,500	580,000
Accretion of discount on securities, net of amortization of premiums	55,943	130,907
Gain on sale of investment securities	(12,952)	(65,224)
Changes in assets and liabilities:
Accrued income	(126,954)	227,713
Other assets	(325,284)	213,308
Accrued interest payable	(64,776)	(282,635)
Other liabilities	(562,180)	(462,229)

Net cash provided (used) by operating activities	1,506,288	2,180,600

Cash flows from investing activities
Net (increase) decrease in federal funds sold	10,116,000	(9,266,000)
Purchases of investment securities	(10,314,808)	(11,886,242)
Maturities of investment securities	4,227,365	9,581,201
Net increase in loans	(42,834,113)	(16,653,753)
Sales of investment securities	782,689	2,998,210
Purchases of property and equipment	(352,344)	(130,671)

Net cash used in investing activities	(38,375,211)	(25,357,255)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	3,817,542	1,447,781
Net increase in interest-bearing deposits	25,302,612	23,962,897
Net increase in securities sold under agreements to repurchase	272,000	(2,578,000)
Proceeds from long-term debt	5,000,000	(100,000)
Net increase (decrease) in federal funds purchased	1,774,000	—
Proceeds from exercise of stock options	197,005	92,312
Proceeds from issuance of common stock	121,360	108,355

Net cash provided by financing activities	36,484,519	22,933,345

Increase (decrease) in cash and cash equivalents	(384,404)	(243,310)

Cash and cash equivalents, beginning	5,363,317	5,018,525

Cash and cash equivalents, ending	$4,978,913	$4,775,215

Supplemental disclosure of cash flow information
Interest paid	$2,694,643	$3,015,422

Taxes paid	$1,202,517	$1,291,123

WACCAMAW BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of WACCAMAW BANKSHARES, INC. and its subsidiary as of September 30, 2004 and December 31, 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine months and three months ended September 30, 2004 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-KSB for the year ended December 31, 2003.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2004 and December 31, 2003, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 2004 and 2003 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the nine months ended September 30, 2004 and 2003 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
Commitment to extend credit	37,995,000	33,712,000
Standby letters of credit	309,000	161,000

NOTE 4. RESTRICTED EQUITY SECURITIES

Effective July 21, 2004, a mortgage company in which the Company has a membership interest entered into an agreement to be merged with the subsidiary of another company. The transaction closed on September 30, 2004. Subsequent to September 30, 2004 consideration for sale of the membership interest consisted of $265,415 cash and 16,263 shares of Yadkin Valley Bank stock. Additional payments over the two years following closing of the transaction will be received if certain performance targets are met. Management anticipates that the Company will realize a gain, net of income taxes, of approximately $79,000 from this transaction in 2004. Future gains will be realized if performance targets are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bankshares, Inc. financial condition and results of operations for the nine months and three months ending September 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes of this report.

Waccamaw Bank is a North Carolina state Chartered Bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended September 30, 2004, was $605,256 or $.13 per average share outstanding compared to a $523,523 net profit or $.12 per share outstanding for the quarter ended September 30, 2003.

On September 30, 2004, Waccamaw Bankshares, Inc. assets totaled $230,917,219 compared to $193,206,943 on December 31, 2003. Net loans were $184,765,043 compared to $142,342,430 on December 31, 2003. Total deposits on September 30, 2004 were $183,916,083 compared to $154,795,929 at the end of 2003. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $2,171,078 resulting in a September 30, 2004 book value of $4.24 per share, up from $3.80 on December 31, 2003.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2004 or December 31, 2003.

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

Investments in available-for-sale securities of $28,049,428 consisted of Corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2004.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $0 and $10,116,000 on September 30, 2004 and December 31, 2003, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on September 30, 2004, were $184,765,043 compared to $142,342,430 on December 31, 2003. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $42,422,613 increase in loans was due to stronger local economies in the areas covered by Waccamaw Bank which resulted in increased construction and development during the first nine months of 2004.

Deposits

Deposits on September 30, 2004, were $183,916,083 compared to $154,795,929 on December 31, 2003. Interest-bearing accounts represented 89.02% at September 30, 2004 and 89.43% at December 31, 2003.

Liabilities

Securities sold under agreements to repurchase on September 30, 2004, was $3,926,000 compared to $3,654,000 on December 31, 2003. Federal funds purchased consist of short-term borrowings from other financial institutions. These borrowings are made from various financial institutions and were $1,774,000 and $0 on September 30, 2004 and December 31, 2003, respectively. Long-term debt on September 30, 2004 was $13,500,000 compared to $8,500,000 on December 31, 2003. All long-term debt is funded by the Federal Home Loan Bank of Atlanta as the $5,000,000 increase was funded by the FHLB.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2004 was $19,134,051 compared to $16,962,973 at December 31, 2003. This $2,171,078 increase was largely due to operating profits of $1,766,069. The Bank also exceeds all capital requirements under the leverage guidelines.

For the nine months ended September 30, 2004, the operating profit of the Bank was $1,766,069 compared to a $1,485,555 profit for the nine months ended September 30, 2003.

There have been no cash dividends declared during 2004. On September 30, 2004, a 2 for 1 stock split was paid to stockholders of record as of September 15, 2004. On May 14, 2004 a 6 for 5 stock split was paid to shareholders of record as of April 30, 2004. As a result, all share and per share data have been adjusted to reflect the split.

Asset Quality

The provision for possible loan losses charged to operations was $201,000 in the third quarter 2004 and $75,000 in the third quarter of 2003. The reserve for loan losses on September 30, 2004, was $2,433,363 or 1.30% of period end loans.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and fluctuations in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition.

Management believes that its provision and reserve offer an adequate allowance for future loan losses and provide a sound reserve for the loan portfolio.

At September 30, 2004 the Bank had $1,894,534 loans in nonaccrual status and $1,542,173 at September 30, 2003. Repossessed assets at September 30, 2004 were $40,034 and $29,922 at September 30, 2003.

Results of Operations

Net income was $605,256, or $0.13 per common share, for the quarter ended September 30, 2004 as compared to $523,523, or $0.12 per common share, for the quarter ended September 30, 2003. The improvement in net income can be attributed to net interest income increasing from $1,525,992 for the quarter ended September 30, 2003 to $1,945,127 for the quarter ended September 30, 2004. The improvement also reflects increases in noninterest income as total noninterest income was $718,143 for the quarter ending September 30, 2004 compared to $502,868 for the quarter ending September 30, 2003. The increase in non interest income of approximately $215,000 for the quarter ended September 30, 2004 was attributable to the gain on mortgage banking investee and earnings on bank owned life insurance. The increase in non interest expense of approximately $350,000 for the quarter ended September 30, 2004 was attributable to the expenses of a new branch opening in Wilmington, NC in the third quarter of 2004 and the addition of two executive officers in the fourth quarter of 2003.

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

At September 30, 2004, the liquidity position of the Bank was strong, with short-term liquid assets of $15,869,434 or 6.87% of total assets.

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

Stock Option Plans

The Company has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan). Under each plan up to 320,122 shares may be issued for a total of 640,244 shares (adjusted for stock dividends). Options granted under both plans expire no more than 10 years from date of grant. Option exercise price, under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Under both plans, vesting is determined by the specific option agreements. Information related to pro forma net income for the periods presented is as follows:

	September 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$1,727,524	$1,403,577

Pro forma earnings per common share, based on SFAS No. 123	$.38	$.32

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.36	$.31

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

Reports on 8-K

The Company filed on Form 8-K during the quarter related to the announcement of U.S. Banker magazine listing Waccamaw Bankshares, Inc. as one of America’s top 200 community banks dated July 2, 2004.

The Company filed on Form 8-K during the quarter announcing the opening of a new branch location in Wilmington, NC dated July 16, 2004.

The Company filed on Form 8-K during the quarter related to the Quarterly Performance Summary for the second quarter of 2004 dated July 16, 2004.

The Company filed on Form 8-K during the quarter related to the announcement of Waccamaw Bankshares, Inc. Chairman of the Board to retire in 2004.

The Company filed on Form 8-K during the quarter announcing a 2 for 1 stock dividend payable to stockholders of record September 15, 2004, effective September 30, 2004 dated September 8, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: November 12, 2004	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer