Form 10KSB
period 2004-12-31
WACCAMAW BANKSHARES INC
filed 2005-03-31
CIK 1144686

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $13,895,802.

The aggregate market value of the voting stock as of March 18, 2005, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $84,715,154. (at $18.69 per share) 4,532,646 shares of the Issuer’s common stock were issued and outstanding as of March 18, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to stockholders for fiscal year ended December 31, 2004, is incorporated by reference into Form 10-KSB Part II, Item 6, 7, and Part IV, Item 13. The issuer’s Proxy Statement dated March 8, 2005, is incorporated by reference into Form 10-KSB Part I, Item 1, 2 and Part III, Items 9, 10, 11, and 12.

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

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997. The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices, Brunswick County through two banking offices and New Hanover County through one banking office. As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Reserve.

Location and Service Area

The Company’s primary service area is Columbus, Brunswick and New Hanover Counties of North Carolina. The principal business of the Company is to provide comprehensive individual and corporate banking services through its main service area. These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services that are traditionally available from community banks.

Columbus County is located in the southeastern portion of North Carolina near the South Carolina border. Whiteville, the largest city in the county is approximately 45 miles west of Wilmington, North Carolina, 150 miles southeast of Charlotte, North Carolina, and 45 miles north of Myrtle Beach, South Carolina. These cities all have national or regional airports. Columbus County had a population of 55,000 at the end of 2003. Per capita income in the county was $14,415 in 1999.

Brunswick County is adjacent to Columbus County to the southeast and also borders South Carolina. Shallotte, the largest city in the county is approximately 35 miles southwest of Wilmington and 35 miles northeast of Myrtle Beach. Brunswick County has a population of 81,000 as of 2003 and had per capita income of $19,857 in 1999.

New Hanover County is a coastal county and adjacent to Brunswick County to the north. Wilmington, the largest city in the county, has a diversified economy which includes shipping, manufacturing, medical and retail industries. New Hanover County has a population of 168,000 as of 2003 and had per capita income of $23,123 in 1999.

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

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in recent years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

A bank holding company may become a financial holding company under the GLB Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve if it falls out of compliance with these requirements and be required to cease engaging in some of its activities.

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

The Bank is subject to capital requirements and limits on activities established by the Federal Reserve. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, in such terms as defined therein, of 4.0% and total risk-based capital of 8.0%. In addition, the Bank is required to provide a minimum leverage ratio Tier 1 capital to adjusted average quarterly assets (leverage ratio) equal to 3.0%, plus an additional cushion of one to two percent if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirement and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.

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

The earnings of the Bank are affected significantly by the policies of the Federal Reserve Board, a federal agency which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area. No material portion of deposits have been obtained from a single person or a few persons, with the exception of the Town of Holden Beach, North Carolina and the Columbus County School Board. Deposits from these two customers accounted for, on average, 3.5% of the Bank’s total deposits during 2004. In addition, most securities sold under agreements to repurchase ($6.4 million average during 2004) were held by these two customers. Management does not believe the loss of any one customer would have a material adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Bank generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $3.8 million.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company had no compensated employees. The Bank presently has 73 full-time equivalent employees consisting of 62 full-time employees and 11 part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company purchased a 2.44 acre tract of real estate for $233,318 from a Company director to be used as a construction site for its main banking facility. Management believes that the purchase price was at or below fair market value. The construction was completed in April of 2001 at a cost of $1.8 million. The two story building has approximately 12,000 finished square feet. In addition to the tellers inside the building, the Bank utilizes 3 drive-up lanes and an ATM to service the needs of customers.

The Bank has two additional branches in Columbus County located at 105 Hickman Road, Tabor City, North Carolina and 111 Strawberry Boulevard, Chadbourn, North Carolina. The Tabor City Branch is located in a 3,800 square foot building that includes two drive-up lanes and an ATM. The property is leased for $33,474 per year. The lease was assumed from the prior tenant and expires in 2008. The Bank has the option to extend the lease for four additional five year terms.

The Chadbourn branch is a one-story brick building with approximately 2,500 square feet of floor space that was leased following a Centura branch acquisition. The Bank has a five year lease with the option to renew for five additional terms, five years each. The branch also has drive-up facilities. In addition, on January 2, 1999 the Bank purchased a 1.7 acre tract in Chadbourn for $50,000 for future expansion.

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

The Kerr Avenue branch in Wilmington is housed in a 3,000 square foot facility that includes two drive-up lanes and an ATM. The building is leased for a term of five years beginning on August 1, 2004. The Bank has a five year lease with the option to renew for five additional terms of five years.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s articles of incorporation authorize it to issue up to 5,000,000 shares of common stock, no par value, of which 4,532,646 shares were issued and outstanding as of March 18, 2005. The stock is listed on the NASDAQ SmallCap Market under the symbol “WBNK”

The approximate number of holders of the Company’s shares of common stock as of March 18, 2005 is 1,900. There are no issued or outstanding shares of the Company’s preferred stock as of March 18, 2005.

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

Set forth below are the approximate high and low bid quotations/sales prices known to the management of the Company for each quarter in the last three fiscal years. The Company began trading on the NASDAQ SmallCap Market on March 25, 2003. Amounts shown prior to March 25, 2003 are based on sales prices known to management. Amounts subsequent to March 25, 2003 are bid quotations.

	2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	12.08	10.83	6.94	6.25	5.56	5.56
Second Quarter	15.00	11.00	8.68	7.29	6.25	5.56
Third Quarter	22.25	14.90	10.21	6.94	6.42	6.25
Fourth Quarter	27.15	17.99	12.08	9.99	6.25	6.25

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The information required under this item is incorporated by reference to the Company’s 2004 Annual Report to Stockholders, pages 31 through 48.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company and the Independent Auditor’s Report set forth on pages 5 through 30 of the Company’s 2004 Annual Report to Stockholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of December 31, 2004 and 2003

2.	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

3.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

5.	Notes to Consolidated Financial Statements

6.	Independent Auditor’s Report

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding the executive officers of the Company is set out under the caption “Executive Officers” on pages 10 and 11 of the Company’s 2005 Proxy Statement dated March 8, 2005 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption “Election of Directors” on pages 5 and 6 and “Incumbent Directors” on pages 6 through 9 of the Company’s 2005 Proxy Statement dated March 8, 2005, such information is incorporated herein by reference.

Audit	Committee Financial Expert

Our Board of Directors has determined that Alan W. Thompson is and “audit committee financial expert” as that term is defined in the listing requirements of The Nasdaq Stock Market.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 contained under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 4 of the Company’s 2005 Proxy Statement dated March 8, 2005 is incorporated herein by reference.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our code of ethics is provided on our website under www.waccamawbank.com.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation” on pages 10 through 14 of the Company’s 2005 Proxy Statement dated March 8, 2005 is incorporated herein by reference. The information of the following attachments is incorporated herein by reference: Waccamaw Bank 1998 Incentive Stock Option Plan, Waccamaw Bank 1998 Nonstatutory Stock Option Plan, and Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under “Beneficial Ownership of Securities” on pages 3 through 4 of the Company’s 2005 Proxy Statement dated March 8, 2005 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under “Indebtedness of and Transactions with Management” on page 13 of the Company’s 2005 Proxy Statement dated March 8, 2005 and “Director Relationships” on page 7 of the Company’s 2005 Proxy Statement dated March 8, 2005 is incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(i) from the Company’s Form 8-K filed on July 12, 2001 with the SEC)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) from the Company’s Form 8-K filed on July 12, 2001 with the SEC)

4.1	Trust Preferred Indenture

10.1	Waccamaw Bank 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 from 1999 Form 10KSB filed in March 1999 with the FDIC)

10.2	Waccamaw Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 from 1999 Form 10KSB filed in March 1999 with the FDIC)

10.3	Employment Agreement between James G. Graham and Waccamaw Bank dated January 1, 1999 (incorporated by reference to Exhibit 10.4 from 1999 Form 10KSB filed in March 1999 with the FDIC)

10.4	Trust Agreement for Trust Preferred (incorporated by reference to Exhibit 99.1 from Form 8-K filed on January 29, 2004 with the SEC)

13.1	2004 Annual Report to Stockholders

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification - CFO

32	Section 906 Certification

99.1	2005 Proxy Statement (as filed with the SEC pursuant to Rule 14a – 6(b))

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Proposal 5: Ratification of Independent Public Accountants” on pages 18 and 19 of the Company’s 2005 Proxy Statement dated March 8, 2005 is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

March 17, 2005 Date	/s/ James G. Graham
James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ James G. Graham James G. Graham	President and Chief Executive Officer	March 17, 2005

/s/ M. B. “Bo” Biggs M. B. “Bo” Biggs	Director	March 17, 2005

/s/ Dr. Maudie M. Davis Dr. Maudie M. Davis	Director	March 17, 2005

/s/ E. Autry Dawsey, Sr E. Autry Dawsey, Sr.	Director	March 17, 2005

/s/ Monroe Enzor, III Monroe Enzor, III	Director	March 17, 2005

/s/ James E. Hill, Jr. James E. Hill, Jr.	Director	March 17, 2005

/s/ Alan W. Thompson Alan W. Thompson	Director, Chairman of the Board	March 17, 2005

/s/ Dale Ward Dale Ward	Director	March 17, 2005

/s/ J. Densil Worthington J. Densil Worthington	Director	March 17, 2005