Form 10-Q
period 2005-03-31
WACCAMAW BANKSHARES INC
filed 2005-05-13
CIK 1144686

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days. As of May 12, 2005 there were 4,533,775 shares of the issuer’s common stock, no par value, outstanding.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 12, 2005 there were 4,533,775 shares of the issuer’s common stock, no par value, outstanding.

Waccamaw Bankshares, Inc.

Waccamaw Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	(Unaudited) March 31, 2005	December 31, 2004
Assets

Cash and due from banks	$5,223,801	$3,751,318
Interest-bearing deposits with banks	1,032,900	974,469
Federal funds sold	17,162,000	4,529,000
Investment securities, available for sale	29,240,000	28,599,527
Restricted equity securities	1,735,206	1,632,605
Loans, net of allowance for loan losses of $2,912,144 in 2005, and $2,791,008 in 2004	222,166,129	206,666,022
Other real estate owned	442,809	82,475
Property and equipment, net	3,273,234	3,301,220
Intangible assets, net	1,048,122	1,104,916
Accrued income	1,168,793	1,137,359
Bank owned life insurance	5,063,462	5,030,074
Other assets	1,954,430	1,603,456

Total assets	$289,510,886	$258,412,441

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$21,611,570	$19,065,902
Interest-bearing deposits	213,934,160	188,575,792

Total deposits	235,545,730	207,641,694

Securities sold under agreements to repurchase	5,394,000	3,268,000
Long-term debt	18,500,000	18,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	731,075	546,324
Other liabilities	684,927	309,866

Total liabilities	269,103,732	238,513,884

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 5,000,000 shares authorized; 4,532,646 shares issued in 2005 and 4,530,402 shares issued in 2004	13,149,378	13,142,612
Retained earnings	7,185,167	6,529,502
Accumulated other comprehensive income	72,609	226,443

Total stockholders’ equity	20,407,154	19,898,557

Total liabilities and stockholders’ equity	$289,510,886	$258,412,441

Waccamaw Bankshares, Inc.

Consolidated Statements of Income

Three-months ended March 31, 2005 and Three-months ended March 31, 2004 (Unaudited)

	Three-Months Ended March 31,
	2005	2004
Interest income
Loans and fees on loans	$3,371,555	$2,199,681
Money market investments	65,088	5,339
Investment securities, taxable	298,990	266,708
Investment securities, nontaxable	22,990	31,586

Total interest income	3,758,623	2,503,314

Interest expense
Deposits	1,201,095	624,687
Federal funds purchased and securities sold under agreements to repurchase	14,540	8,961
Other borrowed funds	257,701	149,705

Total interest expense	1,473,336	783,353

Net interest income	2,285,287	1,719,961

Provision for loan losses	225,000	150,000

Net interest income after provision for loan losses	2,060,287	1,569,961

Noninterest income
Service charges on deposit accounts	259,257	221,944
Mortgage origination income	51,824	51,489
Other operating income	169,881	213,917
Income from mortgage banking investee	—	35,097
Earnings on bank owned life insurance	52,849	56,790
Net realized gains on sale or maturity of investment securities	—	871

Total noninterest income	533,811	580,108

Noninterest expense
Salaries and employee benefits	847,902	699,818
Occupancy and equipment	192,020	155,676
Data processing	148,537	89,243
Amortization expense of intangible assets	63,178	56,795
Other expense	317,508	287,670

Total noninterest expense	1,569,145	1,289,202

Income (loss) before income taxes	1,024,953	860,867

Income Tax Expense	369,288	295,098

Net income	$655,665	$565,769

Basic earnings income per share	$.14	$.13

Diluted earnings income per share	$.14	$.12

Weighted average shares outstanding	4,531,865	4,491,396

Diluted average shares outstanding	4,774,317	4,708,569

Waccamaw Bankshares, Inc.

Consolidated Statements of Cash Flows

Three-months ended March 31, 2005 and Three-months ended March 31, 2004 (Unaudited)

	Three-Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$655,665	$565,769
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	127,038	118,717
Provision for loan losses	225,000	150,000
Accretion of discount on securities, net of amortization of premiums	27,826	12,608
Gain on sale of investment securities	—	(871)
Changes in assets and liabilities:
Accrued income	(31,434)	(17,601)
Other assets	(305,114)	(234,978)
Accrued interest payable	184,751	(177,136)
Other liabilities	375,061	(220,275)

Net cash provided (used) by operating activities	1,258,793	196,233

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(12,633,000)	7,767,000
Purchases of investment securities	(2,842,194)	(5,502,656)
Maturities of investment securities	1,838,212	1,410,424
Net increase in loans	(16,085,441)	(12,447,365)
Sales of investment securities	—	2,493
Purchases of property and equipment	(42,258)	(25,965)

Net cash used in investing activities	(29,764,681)	(8,796,069)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	2,545,668	(77,322)
Net increase in interest-bearing deposits	25,358,368	(4,384,819)
Net increase in securities sold under agreements to repurchase	2,126,000	1,752,000
Proceeds from long-term debt	—	5,000,000
Net increase (decrease) in federal funds purchased	—	3,000,000
Proceeds from exercise of stock options	6,766	75,592
Proceeds from issuance of common stock	—	127,100

Net cash provided by financing activities	30,036,802	5,492,551

Increase (decrease) in cash and cash equivalents	1,530,914	(3,107,285)

Cash and cash equivalents, beginning	4,725,787	5,363,317

Cash and cash equivalents, ending	$6,256,701	$2,256,032

Supplemental disclosure of cash flow information
Interest paid	$1,288,586	$960,489

Taxes paid	$23,030	$293,361

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$360,334	$—

Waccamaw Bankshares, Inc.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. and its subsidiary, Waccamaw Bank (the “Bank”) as of March 31, 2005 and December 31, 2004, and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-KSB for the year ended December 31, 2004.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2005 and December 31, 2004, the Bank had no investments classified as held to maturity.

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

Waccamaw Bankshares, Inc.

Notes to Consolidated Financial Statements

Note 2. Earnings Per Share

Earnings per share for the three months ended March 31, 2005 and 2004 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2005 and 2004 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

Note 3. Balance Sheets

The balance sheet at December 31, 2004 has been taken from the audited financial statements at that date.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
Commitment to extend credit	$48,324,000	$47,127,000
Standby letters of credit	309,000	371,000

Note 4. Subsequent Events

On April 21, 2005, the stockholders of the Company approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000. Also on April 21, 2005, the stockholders of the Company approved amendments to the 1998 Incentive Stock Option Plan and the 1998 Nonstatutory Stock Option Plan to increase the number of options available for grant under each plan by 138,136 shares. Related amounts reflect the additions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Waccamaw Bankshares, Inc. financial condition and results of operations for the three months ending March 31, 2005 and 2004. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank is a North Carolina state chartered bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended March 31, 2005 was $655,665 or $.14 per average share outstanding compared to a $565,769 net profit or $.13 per share outstanding for the quarter ended March 31, 2004.

On March 31, 2005, Waccamaw Bankshares, Inc. assets totaled $289,510,886 compared to $258,412,441 on December 31, 2004. Net loans were $222,166,129 compared to $206,666,022 on December 31, 2004. Total deposits on March 31, 2005 were $235,545,730 compared to $207,641,694 at the end of 2004. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $508,600 resulting in a March 31, 2005 book value of $4.50 per share, up from $4.39 on December 31, 2004.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2005 or December 31, 2004.

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Investments in available-for-sale securities of $29,240,000 consisted of corporate securities, municipal securities, U.S. Government agencies and mortgage-backed securities (MBS) at March 31, 2005.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $17,162,000 and $4,529,000 on March 31, 2005 and December 31, 2004, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on March 31, 2005, were $222,166,129 compared to $206,666,022 on December 31, 2004. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $15,500,107 increase in loans was due to stronger real estate and commercial demand due to local economies improving in the areas covered by Waccamaw Bank. This resulted in increased construction and development during the first three months of 2005.

Deposits

Deposits on March 31, 2005, were $235,545,730 compared to $207,641,694 on December 31, 2004. Interest-bearing accounts represented 90.82% at March 31, 2005 and 90.82% at December 31, 2004.

Liabilities

Securities sold under agreements to repurchase on March 31, 2005, were $5,394,000 compared to $3,268,000 on December 31, 2004. The $2,126,000 increase was due to increases in local town municipalities and school district funding. Long-term debt on March 31, 2005 and December 31, 2004 was $18,500,000 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at March 31, 2005 was $20,407,154 compared to $19,898,557 at December 31, 2004. This $508,600 increase was partly due to operating profits of $655,665 during the first quarter of 2005. The Bank also exceeds all capital requirements under the leverage guidelines.

For the three months ended March 31, 2005, the operating profit of the Bank was $655,665 compared to a $565,769 profit for the three months ended March 31, 2004.

There have been no cash dividends declared during 2005. On September 30, 2004, a 2 for 1 stock split was paid to stockholders of record as of September 15, 2004. On May 14, 2004 a 6 for 5 stock split was paid to shareholders of record as of April 30, 2004. As a result, all share and per share data have been adjusted to reflect the split.

Asset Quality

The provision for possible loan losses charged to operations was $225,000 in the first quarter 2005 and $150,000 in the first quarter of 2004. The reserve for loan losses on March 31, 2005, was $2,912,144 or 1.29% of period end loans. The increase in the loan loss provision was due to stronger loan growth at the end of 2004 and the first three months of 2005.

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

At March 31, 2005 the Bank had $1,722,590 loans in nonaccrual status as compared to $2,167,903 at March 31, 2004. There were no repossessed assets at March 31, 2005 and $78,059 at March 31, 2004.

Results of Operations

Net income was $655,665, or $0.14 per common share, for the three months ended March 31, 2005 as compared to $565,769, or $0.13 per common share, for the three months ended March 31, 2004. The improvement in net income can be attributed to net interest income increasing from $1,719,961 for the quarter ended March 31, 2004 to $2,285,287 for the quarter ended March 31, 2005. The decrease in non interest income of approximately $47,000 for the quarter ended March 31, 2005 was attributable to income from a mortgage banking investee that was sold by the Company during 2004, and commissions on bank owned life insurance in the first quarter of 2004 that did not occur in the first quarter of 2005. The increase in non interest expense of approximately $280,000 for the quarter ended March 31, 2005 was attributable to increases in personnel expense of approximately $148,000 and data processing expense of approximately $59,000.

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

At March 31, 2005, the liquidity position of the Bank was strong, with short-term liquid assets of $36,287,000 or 12.53% of total assets.

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

Stock Option Plans

The Company has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan). Under each plan up to 458,257 shares may be issued for a total of 916,514 shares (adjusted for stock dividends). Options granted under both plans expire no more than 10 years from date of grant. Option exercise price, under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Under both plans, vesting is determined by the specific option agreements. Information related to pro forma net income for the periods presented is as follows:

	March 31,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$644,485	$552,921

Pro forma earnings per common share, based on SFAS No. 123	$.14	$.12

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.13	$.12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company’s primary market risk is interest rate risk, which is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities with the goals of minimizing interest rate fluctuations in its net interest income.

The Company’s Asset/Liability Committee (“ALCO”) meets on a monthly basis in order to assess interest rate risk, liquidity, capital and overall balance sheet management through rate shock analysis measuring various interest rate scenarios over the future 12 months. Through ALCO, the Company is able to determine fluctuations to net interest income from changes in the Prime Rate of up to 300 basis points up or down during a 12-month period. ALCO also reviews policies and procedures related to funds management and interest rate risk based on local, national and global economic conditions along with funding strategies and balance sheet management to minimize the potential impact of earnings and liquidity from interest rate movements.

Additional information regarding interest rate risk is included in the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2004. The Company has not had any material changes in the overall interest rate risk since December 31, 2004.

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

	31.1	Section 302 Certification – CEO

	31.2	Section 302 Certification – CFO

	32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: May 11, 2005	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer
(Principle Financial Officer)