Form 10-Q
period 2005-06-30
WACCAMAW BANKSHARES INC
filed 2005-08-11
CIK 1144686

United States Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32985

WACCAMAW BANKSHARES, INC.

(Name of Small Business Issuer in its Charter)

NORTH CAROLINA	52-2329563
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 N. Powell Boulevard Whiteville, N.C. 28472

(address of Principal Executive Office)

(910) 641-0044

(Issuer’s telephone number, including area code)

Not Applicable

(former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 12, 2005 there were 4,550,287 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

WACCAMAW BANKSHARES, INC.
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004

	(Unaudited)
Assets:
Cash and due from banks	$3,829,328	$3,751,318
Interest-bearing deposits with banks	937,000	974,469
Federal funds sold	14,173,000	4,529,000
Investment securities, available for sale	29,872,339	28,599,527
Restricted equity securities	1,705,906	1,632,605
Loans, net of allowance for loan losses of $3,144,998 in 2005, and $2,791,008 in 2004	241,207,253	206,666,022
Other real estate owned	425,543	82,475
Property and equipment, net	3,294,710	3,301,220
Intangible assets, net	991,326	1,104,916
Accrued income	1,225,300	1,137,359
Bank owned life insurance	5,110,489	5,030,074
Other assets	1,926,022	1,603,456

Total assets	$304,698,216	$258,412,441

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$23,238,748	$19,065,902
Interest-bearing deposits	234,806,865	188,575,792

Total deposits	258,045,613	207,641,694
Securities sold under agreements to repurchase	3,391,000	3,268,000
Long-term debt	12,500,000	18,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	921,217	546,324
Other liabilities	524,038	309,866

Total liabilities	283,629,868	238,513,884

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 25,000,000 shares authorized; 4,533,775 shares issued in 2005 and 4,530,402 shares issued in 2004 (1)	13,153,296	13,142,612
Retained earnings	7,912,121	6,529,502
Accumulated other comprehensive income	2,931	226,443

Total stockholders’ equity	21,068,348	19,898,557

Total liabilities and stockholders’ equity	$304,698,216	$258,412,441

(1)	Shareholders approved increase by 20,000,000 the number of authorized shares of the Company’s capital stock as amendment to Article II of the Articles of Incorporation.

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Six-months ended June 30, 2005 and Six-months ended June 30, 2004 (Unaudited)

	Six-Months Ended June 30, 2005	Six-Months Ended June 30, 2004

Interest income
Loans and fees on loans	$7,220,592	$4,562,664
Federal funds sold	157,732	11,636
Investment securities, taxable	644,621	563,056
Investment securities, nontaxable	45,980	53,874

Total interest income	8,068,925	5,191,230

Interest expense
Deposits	2,664,945	1,288,368
Fed funds purchased and securities sold under agreements to repurchase	35,850	19,520
Other borrowed funds	553,831	323,330

Total interest expense	3,254,626	1,631,218

Net interest income	4,814,299	3,560,012
Provision for loan losses	480,000	210,500

Net interest income after provision for loan losses	4,334,299	3,349,512

Noninterest income
Service charges on deposit accounts	532,955	465,765
Mortgage origination income	125,083	91,679
Other operating income	356,169	304,830
Income from mortgage banking investee	—	79,731
Earnings on bank owned life insurance	87,807	113,580
Net realized gains on sale or maturity of investment securities	(111)	14,800

Total noninterest income	1,101,903	1,070,385

Noninterest expense
Salaries and employee benefits	1,771,870	1,429,463
Occupancy expense	393,327	314,027
Data Processing	312,513	191,855
Amortization expense of intangible assets	126,357	113,590
Other expense	661,351	595,084

Total noninterest expense	3,265,418	2,644,019

Income before income taxes	2,170,784	1,775,878
Income tax expense	788,165	615,065

Net income	$1,382,619	$1,160,813

Basic earnings per share	$.31	$.26

Diluted earnings income per share	$.29	$.25

Weighted average shares outstanding	4,532,827	4,498,829

Diluted average shares outstanding	4,739,335	4,721,514

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended June 30, 2005 and Quarter ended June 30, 2004 (Unaudited)

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004

Interest income
Loans and fees on loans	$3,849,037	$2,362,983
Federal funds sold	92,644	6,297
Investment securities, taxable	345,631	296,348
Investment securities, nontaxable	22,990	22,288

Total interest income	4,310,302	2,687,916
Interest expense
Deposits	1,463,850	663,681
Federal funds purchased and securities sold under agreements to repurchase	21,310	10,559
Other borrowed funds	296,130	173,625

Total interest expense	1,781,290	847,865

Net interest income	2,529,012	1,840,051
Provision for loan losses	255,000	60,500

Net interest income after provision for loan losses	2,274,012	1,779,551

Noninterest income
Service charges on deposit accounts	273,698	243,821
Mortgage origination income	73,259	40,190
Other operating income	186,288	90,913
Income from mortgage banking investee	—	44,634
Earnings on bank owned life insurance	34,958	56,790
Net realized gains on sale or maturity of investment securities	(111)	13,929

Total noninterest income	568,092	490,277

Noninterest expense
Salaries and employee benefits	923,968	729,645
Occupancy expense	201,307	158,351
Data processing	163,976	102,612
Amortization expense of intangible assets	63,178	56,795
Other expense	343,844	307,414

Total noninterest expense	1,696,273	1,354,817

Income before income taxes	1,145,831	915,011
Income tax expense	418,877	319,967

Net income	$726,954	$595,044

Basic earnings income per share	$.16	$.13

Diluted earnings income per share	$.15	$.13

Weighted average shares outstanding	4,533,738	4,506,264

Diluted average shares outstanding	4,736,970	4,728,948

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Six-months ended June 30, 2005 and Six-months ended June 30, 2004 (Unaudited)

	Six-Months Ended June 30, 2005	Six-Months Ended June 30, 2004

Cash flows from operating activities
Net income	$1,382,619	$1,160,813
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	256,351	237,790
Provision for loan losses	480,000	210,500
Accretion of discount on securities, net of amortization of premiums	48,017	39,808
(Gain) loss on sale of investments	111	(14,800)
Changes in assets and liabilities:
Accrued Income	(87,941)	(81,345)
Other assets	(287,839)	(548,408)
Accrued interest payable	374,893	(152,033)
Other liabilities	214,172	(691,553)

Net cash provided (used) by operating activities	2,380,383	160,772

Cash flows from investing activities
Net increase/(decrease) in federal funds sold	(9,644,000)	4,644,000
Purchases of investment securities	(6,683,403)	(10,123,814)
Maturities of investments and paydowns of MBS	3,589,155	3,250,385
Net increase in loans	(35,364,299)	(24,678,286)
Sales of investment securities	1,361,353	780,262
Purchases of property and equipment	(136,251)	(67,365)

Net cash used in investing activities	(46,877,445)	(26,194,818)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	4,172,846	343,336
Net increase in interest-bearing deposits	46,231,073	10,921,176
Net increase in securities sold under agreements to repurchase	123,000	10,211,000
(Repayments) proceeds from long-term debt	(6,000,000)	5,000,000
Proceeds from exercise of stock options	10,684	191,791
Proceeds from sale of common stock	—	103,652

Net cash provided by financing activities	44,537,603	26,770,955

Net increase/(decrease) in cash and cash equivalents	40,541	736,909
Cash and cash equivalents, beginning	4,725,787	5,363,317

Cash and cash equivalents, ending	$4,766,328	$6,100,226

Supplemental disclosure of cash flow information
Interest paid	$2,879,733	$1,783,252

Taxes paid	$751,460	$1,099,365

Supplemental disclosure of non cash activity
Other real estate acquired in settlement of loans	$343,068	$1,631

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of June 30, 2005 and December 31, 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the six months and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-KSB for the year ended December 31, 2004.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. The accounting and reporting policies of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents includes cash and amounts due from depository institutions (including cash items in process of collection) and interest-bearing deposits with banks which are considered to be cash equivalents. Federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB statement no. 104.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2005 and December 31, 2004, the Bank had no investments classified as held to maturity.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (R), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company.  As of the effective date, the Company will apply the statement using a modified version of prospective application.  Under that method, compensation cost is recognized for (1) all options granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro-forma disclosures under SFAS 123.  The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, including compensation strategies.

NOTE 2. EARNINGS PER SHARE

Earnings per share for the six months ended June 30, 2005 and 2004 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the six months ended June 30, 2005 and 2004 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004

Commitment to extend credit	48,998,000	47,127,000
Standby letters of credit	551,000	371,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information is presented to explain the significant factors which affected Waccamaw Bankshares, Inc. financial condition and results of operations for the six months and three months ending June 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank is a North Carolina state chartered bank,  and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended June 30, 2005, was $726,954 or $.16  per weighted average share outstanding compared to a $595,044 net profit or $.13 per weighted average share outstanding for the quarter ended June 30, 2004.

On June 30, 2005, Waccamaw Bankshares, Inc. assets totaled $304,698,216 compared to $258,412,441 on December 31, 2004. Net loans were $241,207,253 compared to $206,666,022 on December 31, 2004. Total deposits on June 30, 2005 were $258,045,613 compared to $207,641,694 at the end of 2004. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by  $1,169,791  resulting in a June 30, 2005 book value of $4.65 per share, up from $4.39 on December 31, 2004.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2005 or December 31, 2004.

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Investments in available for sale securities of $29,872,339 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2005. Included in corporate securities are holdings of Ford Motor Company and General Motors Corporation, which were recently downgraded to junk status. The Company feels this is a temporary impairment and will not be written down due to the strong interest rates associated with these securities and the ability of both companies to turn around their sluggish sales in both the short and long term.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $14,173,000 and $4,529,000 on June 30, 2005 and December 31, 2004, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit. The increases were due to strong deposit growth over the past six months in which these funds were to be used to fund loan demand in the short term.

Loans

Net loans outstanding on June 30, 2005, were $241,207,253 compared to $206,666,022 on December 31, 2004.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $34,541,231 increase in loans was due to stronger real estate and commercial demand due to local economies improving in the areas covered by Waccamaw Bank.  This resulted in increased construction and development during the first six months of 2005.

Deposits

Deposits on June 30, 2005, were $258,045,613 compared to $207,641,694 on December 31, 2004. Interest-bearing accounts represented 90.99% of total deposits at June 30, 2005 and 90.82% of total deposits at December 31, 2004. The significant increase in deposits was due to the strong loan demand in which deposit rates were increased accordingly through advertising and aggressive marketing programs.

Liabilities

Securities sold under agreements to repurchase on June 30, 2005, was $3,391,000 compared to $3,268,000 on December 31, 2004. Long-term debt on June 30, 2005 was $12,500,000 compared to $18,500,000 on December 31, 2004. The strong increase in deposit demand enabled the Bank to pay down $6,100,000 of long-term debt. All long-term debt is funded by the Federal Home Loan Bank of Atlanta.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2005 was $21,068,348 compared to $19,898,557 at December 31, 2004. This $1,169,791 increase was largely due to operating profits of $1,382,619. The Bank also exceeds all capital requirements under the leverage guidelines.

For the six months ended June 30, 2005, the operating profit of the Bank was $1,382,619 compared to a $1,160,813 profit for the six months ended June 30, 2004.

There have been no cash  dividends declared during 2005.  On September 30, 2004, a 2 for 1 stock split effective in the form of a 100%stock dividend was paid to stockholders of record as of September 15, 2004. On May 14, 2004, a 6 for 5 stock split effected in the form of a 20% stock dividend was paid to stockholders of record as of April 30, 2004. As a result, all share and per share data have been adjusted to reflect the split.

Shareholders of record approved an amendment to Article II of the Company’ Articles of Incorporation to increase by 20,000,000 the number of authorized shares of the Company’s capital stock. The Company will have 25,000,000 of such shares classified as no par value common stock and 1,000,000 shares classified as preferred stock.

Asset Quality

The provision for possible loan losses charged to operations was $480,000 in the first six months of 2005 and $210,500 for the same period of  2004. The reserve for loan losses on June 30, 2005, was $3,144,998  or 1.29% of period end loans.   The increase in the loan loss provision was due to stronger loan growth at the end of 2004 and the first six months of 2005.

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

At June 30, 2005 the Bank had $422,813 loans in nonaccrual status as compared to $2,250,415 at June 30, 2004. There were no repossessed assets at June 30, 2005 and $139,270 at June 30, 2004.

Results of Operations

Net income was $726,954, or $0.16 per common share, for the quarter ended June 30, 2005 as compared to $595,044, or $0.13 per common share, for the quarter ended June 30, 2004. Net income was $1,382,619, or $0.31 per common share, for the six months ended June 30, 2005 as compared to $1,160,813, or $0.26 per common share, for the six months ended June 30, 2004. The improvement in net income can be attributed to net interest income increasing to $2,529,012 for the quarter ended June 30, 2005 from $1,840,051 for the quarter ended June 30, 2004. Net interest income increased to $4,814,299 for the six months ended June 30, 2005 from $3,560,012 for the six months ended June 30, 2004. These increases to both interest income and interest expense can be attributed to the strong loan demand over the past six months and rising rates which has helped both net interest income and net interest margins. The increase in non interest income of approximately $78,000 for the quarter ended June 30, 2005 was attributable to the increases in service charges and mortgage origination fees. The increase in mortgage origination income was attributable to the hiring of an additional originator in Brunswick County along with the demand in Brunswick County. The increase in non interest expense of approximately $342,000 for the quarter ended June 30, 2005 was attributable to increases in personnel expense of approximately $194,000 and data processing expense of approximately $61,000. Personnel expenses increased due to the additional staffing of corporate needs as these expenses are expected to increase over the near term.

Interest Sensitivity and Liquidity

One of the principal duties of the Bank’s Asset/Liability Management Committee is management of interest rate risk. The Bank utilizes quarterly asset/liability reports prepared internally to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

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

At June 30, 2005, the liquidity position of the Bank was strong, with short-term liquid assets of $32,234,217 or 10.58% of total assets.

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

Stock Option Plans

The shareholders approved an amendment to the Waccamaw Bankshares, Inc. 1998 Nonstatutory Stock Option Plan (the “NSSO Plan”) to increase the total number of shares available for grant upon the exercise of options granted under the NSSO Plan. The amendment provides that an aggregate of 138,136 shares will be added to the 320,122 shares currently reserved by the Company for issuance upon the exercise of stock options granted from time to time under the NSSO Plan. The shareholders approved an amendment to the Waccamaw Bankshares, Inc. 1998 Incentive Stock Option Plan (the “ISO Plan”) to increase the total number of shares available for grant upon the exercise of options granted under the ISO Plan. The amendment provides that an aggregate of 138,136 shares will be added to the 320,122 shares currently reserved by the Company for issuance upon the exercise of stock options granted from time to time under the ISO Plan.

The Company has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan).  Under each plan up to 458,258 shares may be issued for a total of 916,516 shares (adjusted for stock dividends).  Options granted under both plans expire no more than 10 years from date of grant. Option exercise price, under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant.  Under both plans, vesting is determined by the specific option agreements.  Information related to pro forma net income for the periods presented is as follows:

	June 30,

	2005	2004

Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$965,456	$907,380

Pro forma earnings per common share, based on SFAS No. 123	$.21	$.25

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.20	$.24

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

Item 4.     Controls and Procedures

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the bank’s annual meeting of shareholders held on April 21, 2005, the shareholders 1. Amended Article II of the Copmpany’s Articles of Incorporation increasing by 20,000,000 the number of authorized shares of the Company’s capital stock 2. Elected M.B. (“Bo”) Biggs, James G. Graham and J. Densil Worthington to serve as directors of the bank 3. Amended to the Waccamaw Bankshares, Inc. 1998 Nonstatutory Stock Option Plan (the “NSSO Plan”), to increase the total number of shares available for grant upon the exercise of options granted under the NSSO Plan that provides that an aggregate of 138,136 shares will be added to the 320,122 shares currently reserved by the Company 4. Amended to the Waccamaw Bankshares, Inc. 1998 Incentive Stock Option Plan (the “ISO Plan”), to increase the total number of shares available for grant upon the exercise of options granted under the ISO Plan that provides that an aggregate of 138,136 shares will be added to the 320,122 shares currently reserved by the Company and 5. Ratified the appointment of Larrowe & Company, P.L.C. as the Company’s independent public accountants for 2005.

The following proposals were voted for:

Proposal 1 – Amendment to Article II of the Articles of Incorporation
votes for 3,781,376 against 64,222 abstain 24,564

Proposal 2 – Election of Directors
M.B. (“Bo”) Biggs	votes for 3,854,472	withheld 15,690	abstain -0-
James G. Graham	votes for 3,833,499	withheld 36,663	abstain - 0-
J. Densil Worthington	votes for 3,848,976	withheld 21,186	abstain - 0-

Proposal 3 – To approve an amendment to the 1998 Nonstatutory Stock Option Plan.

Votes for 3,199,154 against 199,487 abstain 54,886

Proposal 4 – To approve an amendment to the 1998 Incentive Stock Option Plan.

Votes for 3,199,154 against 200,617 abstain 58,726

Proposal 5 – To ratify the selection of Larrowe & Company, P.L.C. as the Company’s independent accountants for 2005.

Votes for 3,840,266 against 5,880 abstain 24,016

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1 Section 302 Certification – CEO

31.2 Section 302 Certification – CFO

32 Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACCAMAW BANKSHARES, INC.

Date: August 11, 2005	By:	/s/DAVID A. GODWIN

David A. Godwin
Chief Financial Officer
(Principle Financial Officer)