Form 10-Q
period 2005-09-30
WACCAMAW BANKSHARES INC
filed 2005-11-10
CIK 1144686

United States Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32985

WACCAMAW BANKSHARES, INC

(Name of Small Business Issuer in its Charter)

NORTH CAROLINA	52-2329563
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 N. Powell Boulevard Whiteville, N.C. 28472

(address of Principal Executive Office)

(910) 641-0044

(Issuer’s telephone number, including area code)

Not Applicable

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of November 8, 2005 there were 4,564,587 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

WACCAMAW BANKSHARES, INC.
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004

	(Unaudited)
Assets:
Cash and due from banks	$7,353,385	3,751,318
Interest-bearing deposits with banks	1,014,014	974,469
Federal funds sold	10,255,000	4,529,000
Investment securities, available for sale	30,534,447	28,599,527
Restricted equity securities	2,005,906	1,632,605
Loans, net of allowance for loan losses of $3,812,804 in 2005, and $2,791,008 in 2004	255,126,869	206,666,022
Other real estate owned	200,347	82,475
Property and equipment, net	3,279,222	3,301,220
Intangible assets, net	934,531	1,104,916
Accrued income	1,412,672	1,137,359
Bank owned life insurance	5,160,083	5,030,074
Other assets	1,998,391	1,603,456

Total assets	$319,274,867	$258,412,441

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$27,149,641	$19,065,902
Interest-bearing deposits	241,913,324	188,575,792

Total deposits	269,062,965	207,641,694
Securities sold under agreements to repurchase	2,710,000	3,268,000
Long-term debt	16,500,000	18,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	825,646	546,324
Other liabilities	71,644	309,866

Total liabilities	297,418,255	238,513,884

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding
Common stock, no par value; 25,000,000 shares authorized; 4,551,787 shares issued in 2005 and 4,530,402 shares issued in 2004	13,223,041	13,142,612
Retained earnings	8,657,712	6,529,502
Accumulated other comprehensive income	(24,141)	226,443

Total stockholders’ equity	21,856,612	19,898,557

Total liabilities and stockholders’ equity	$319,274,867	$258,412,441

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Nine-months ended September 30, 2005 and Nine-months ended September 30, 2004 (Unaudited)

	Nine-Months Ended Sept 30, 2005	Nine-Months Ended Sept 30, 2004

Interest income
Loans and fees on loans	$11,638,840	$7,164,974
Federal funds sold	296,428	23,944
Investment securities, taxable	990,963	868,231
Investment securities, nontaxable	68,971	77,857

Total interest income	12,995,202	8,135,006

Interest expense
Deposits	4,386,808	2,095,934
Federal funds purchased and securities sold under agreements to repurchase	57,615	31,293
Other borrowed funds	817,892	502,640

Total interest expense	5,262,315	2,629,867

Net interest income	7,732,887	5,505,139
Provision for loan losses	1,180,000	411,500

Net interest income after provision for loan losses	6,552,887	5,093,639

Noninterest income
Service charges on deposit accounts	818,760	728,749
Mortgage origination income	215,901	155,234
Other operating income	517,498	447,115
Gain attributable to minority interest in mortgage investee	—	274,108
Earnings on bank owned life insurance	141,097	170,370
Net realized gains (losses) on sale or maturity of investment securities	(909)	12,952

Total noninterest income	1,692,347	1,788,528

Noninterest expense
Salaries and employee benefits	2,693,528	2,210,396
Occupancy and equipment	598,161	501,263
Data processing	463,396	306,485
Amortization expense of intangible assets	189,534	188,857
Other expense	1,101,790	943,989

Total noninterest expense	5,046,409	4,150,990

Income (loss) before income taxes	3,198,825	2,731,177
Income Tax Expense	1,070,615	965,108

Net income	$2,128,210	$1,766,069

Basic earnings income per share	$.47	$.39

Diluted earnings income per share	$.45	$.37

Weighted average shares outstanding	4,537,367	4,502,580

Diluted average shares outstanding	4,737,050	4,820,950

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended September 30, 2005 and Quarter ended September 30, 2004 (Unaudited)

	Quarter Ended Sept 30, 2005	Quarter Ended Sept 30, 2004

Interest income
Loans and fees on loans	$4,418,248	$2,602,310
Federal funds sold	138,696	12,308
Investment securities, taxable	346,342	305,175
Investment securities, nontaxable	22,991	23,983

Total interest income	4,926,277	2,943,776
Interest expense
Deposits	1,721,863	807,566
Fed funds purchased and securities sold under agreements to repurchase	21,765	11,773
Other borrowed funds	264,061	179,310

Total interest expense	2,007,689	998,649

Net interest income	2,918,588	1,945,127
Provision for loan losses	700,000	201,000

Net interest income after provision for loan losses	2,218,588	1,744,127

Noninterest income
Service charges on deposit accounts	285,805	262,984
Mortgage origination income	90,818	63,555
Other operating income	161,329	142,285
Gain attributable to minority interest in mortgage investee	—	194,377
Earnings on bank owned life insurance	53,290	56,790
Net realized gains (losses) on sale or maturity of investment securities	(798)	(1,848)

Total noninterest income	590,444	718,143

Noninterest expense
Salaries and employee benefits	921,658	780,933
Occupancy and equipment	204,834	187,236
Data processing	150,883	114,630
Amortization expense of intangible assets	63,177	75,267
Other expense	440,439	348,905

Total noninterest expense	1,780,991	1,506,971

Net income	1,028,041	955,299
Income Tax Expense	282,450	350,043

Net income	$745,591	$605,256

Basic earnings income per share	$.16	$.13

Diluted earnings income per share	$.16	$.13

Weighted average shares outstanding	4,546,312	4,509,367

Diluted average shares outstanding	4,753,358	4,828,617

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Nine-months ended September 30, 2005 and Nine-months ended September 30, 2004 (Unaudited)

	Nine-Months Ended Sept 30, 2005	Nine-Months Ended Sept 30, 2004

Cash flows from operating activities
Net income	$2,128,210	$1,766,069
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	387,068	364,922
Provision for loan losses	1,180,000	411,500
Accretion of discount on securities, net of amortization of premiums	69,066	55,943
(Gain) loss on sale of investment securities	909	(12,952)
Changes in assets and liabilities:
Accrued income	(275,313)	(126,954)
Other assets	(524,944)	(325,284)
Accrued interest payable	279,322	(64,776)
Other liabilities	(238,222)	(562,180)

Net cash provided (used) by operating activities	3,006,096	1,506,288

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(5,726,000)	10,116,000
Purchases of investment securities	(9,412,917)	(10,314,808)
Maturities of investment securities	5,412,987	4,227,365
Net increase in loans	(49,758,719)	(42,834,113)
Sales of investment securities	1,371,150	782,689
Purchases of property and equipment	(194,685)	(352,344)

Net cash used in investing activities	(58,308,184)	(38,375,211)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	8,083,739	3,817,542
Net increase in interest-bearing deposits	53,337,532	25,302,612
Net increase in securities sold under agreements to repurchase	(558,000)	272,000
(Repayments) proceeds from long-term debt	(2,000,000)	5,000,000
Net increase (decrease) in federal funds purchased	—	1,774,000
Proceeds from exercise of stock options	80,429	197,005
Proceeds from issuance of common stock	—	121,360

Net cash provided by financing activities	58,943,700	36,484,519

Increase (decrease) in cash and cash equivalents	3,641,612	(384,404)
Cash and cash equivalents, beginning	4,725,787	5,363,317

Cash and cash equivalents, ending	$8,367,399	$4,978,913

Supplemental disclosure of cash flow information
Interest paid	$4,982,993	$2,694,643

Taxes paid	$1,523,480	$1,202,517

Supplemental disclosure of non cash activity
Other real estate acquired in settlement of loans	$117,872	$1,631

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of  Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of September 30, 2005 and December 31, 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the nine months and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-KSB for the year ended December 31, 2004.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. The accounting and reporting polices of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2005 and December 31, 2004, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 2005 and 2004 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the nine months ended September 30, 2005 and 2004 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004

Commitment to extend credit	48,998,000	47,127,000
Standby letters of credit	449,000	371,000

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information is presented to explain the significant factors which affected Waccamaw Bankshares, Inc. financial condition and results of operations for the nine months and three months ending September 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank is a North Carolina state chartered bank,  and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended September 30, 2005, was $745,591 or $.16  per average share outstanding compared to a $605,256  net profit or $.13 per share outstanding for the quarter ended September 30, 2004.

On September 30, 2005, Waccamaw Bankshares, Inc. assets totaled $319,274,867 compared to $258,412,441 on December 31, 2004. Net loans were $255,126,869 compared to $206,666,022 on December 31, 2004. Total deposits on September 30, 2005 were $269,062,965 compared to $207,641,694 at the end of 2004. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by  $1,958,055  resulting in a September 30, 2005 book value of $4.80 per share, up from $4.39 on December 31, 2004.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2005 or December 31, 2004.

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

Investments in available for sale securities of $30,534,447 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2005. Included in corporate securities are holdings of Ford Motor Company and General Motors Corporation, which were recently downgraded to junk status. The Company feels this is a temporary impairment and will not be written down due to the strong interest rates associated with these securities and the ability of both companies to turn around their sluggish sales in both the short and long term.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $10,255,000 and $4,529,000 on September 30, 2005 and December 31, 2004, respectively. No single loan  exceeds Waccamaw Bank’s legal lending limit. The increases were due to strong deposit growth over the past six months in which these funds were to be used to fund loan demand in the short term.

Loans

Net loans outstanding on September 30, 2005, were $255,126,869 compared to $206,666,022 on December 31, 2004.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $48,460,847 increase in loans was due to stronger real estate and commercial demand due to local economies improving in the areas covered by Waccamaw Bank.  This resulted in increased construction and development during the first nine months of 2005.

Deposits

Deposits on September 30, 2005, were $269,062,965 compared to $207,641,694 on December 31, 2004. Interest-bearing accounts represented 89.91% of total deposits at September 30, 2005 and 90.82% of total deposits at December 31, 2004. The significant increase in deposits was due to the strong loan demand  which necessitated that deposit rates be increased through advertising and aggressive marketing programs.

Liabilities

Securities sold under agreements to repurchase on September 30, 2005, was $2,710,000 compared to $3,268,000 on December 31, 2004. Long-term debt on September 30, 2005 was $16,500,000 compared to $18,500,000 on December 31, 2004. The strong increase in deposit demand enabled the Bank to pay down $2,000,000 of long-term debt. All long-term debt is funded by the Federal Home Loan Bank of Atlanta.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2005 was $21,856,612 compared to $19,898,557 at December 31, 2004. This $1,958,055 increase was largely due to operating profits of $2,128,210. The Bank also exceeds all capital requirements under the leverage guidelines.

For the nine months ended September 30, 2005, the operating profit of the Bank was $2,128,210 compared to a $1,766,069  profit for the nine months ended  September 30, 2004.

There have been no cash  dividends declared during 2005.  On September 30, 2004, a 2 for 1 stock split effected in the form of a 100% stock dividend was paid to stockholders of record as of September 15, 2004. On May 14, 2004 a 6 for 5 stock split effected in the form of a 20% stock dividend was paid to shareholders of record as of April 30, 2004. As a result, all share and per share data have been adjusted to reflect the split.

Shareholders of record approved an amendment to Article II of the Company’ Articles of Incorporation to increase by 20,000,000 the number of authorized shares of the Company’s capital stock. The Company will have 25,000,000 of such shares classified as no par value common stock and 1,000,000 shares classified as preferred stock.

Asset Quality

The provision for possible loan losses charged to operations was $1,180,000 in the first nine months of 2005 and $411,500 for the same period of 2004. The reserve for loan losses on September 30, 2005, was $3,812,804  or 1.47% of period end loans.  The increase in the loan loss provision was due to stronger loan growth at the end of 2004 and the first nine months of 2005 along with a loan placed under non accrual in the amount of $1,471,000.

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

At September 30, 2005 the Bank had $1,685,042 loans in nonaccrual status as compared to $1,894,534 at September 30, 2004. There were no repossessed assets at September 30, 2005 and $40,034 at September 30, 2004.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

The Company reported net income of $745,591 or $.16 per share for the three months ended September 30, 2005, as compared with net income of $605,256 or $.13 per share for the three months ended September 30, 2004, an increase of $140,335 or 23.2% in net income. The Company had significant increases in net interest income in the third quarter of 2005 as compared to the third quarter of 2004, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2004 and 2005.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between the interest earned on loans, the investment portfolio and interest earning deposits and the cost of funds, consisting primarily of the interest paid on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and stockholders’ equity.

For the three months ended September 30, 2005, the net interest income of the Bank was $2,918,588 compared to $1,945,127 for the three months ended September 30, 2004. The increase in net interest income can be attributed to strong growth in loans and increases in net interest margin. 9

Provision for Loan Losses

The Company expensed $700,000 to provision for loan losses in the third quarter of 2005, as compared to the $201,000 provision for loan losses in the third quarter of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non performing assets, prevailing economic conditions and other factors that my affect a borrower’s ability to repay. The increase in the provision for loan losses was due to the increase in real estate and commercial loan demand.

Non-Interest Income

Non-interest income totaled $590,000 for the three months ended September 30, 2005 as compared with $718,000 for the three months ended September 30, 2004. The principal reason for the decrease of $128,000 in total non-interest income for the current quarter was the loss of mortgage income from Sidus, LLC which was sold in the fourth quarter of 2004, as third quarter income from Sidus, LLC totaled $194,000 for the three months ending September 30, 2004. Increases of $23,000 in service charges on deposit accounts, $27,000 in net servicing fees from mortgage and investments and increases in other operating income of $19,000 made up the difference in the three months ending September 30, 2005 compared to the three months ending September 30, 2004.

Non-Interest Expenses

Non-interest expenses totaled $1.8 million for the three months ended September 30, 2005, an increase of $300,000 or 18.2% over the $1.5 million reported for the three months ended September 30, 2004. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of a new branch. For the three months ending September 30, 2005, personnel costs increased by $140,000, or 18.0% to $921,000 as compared to $781,000 for the three months ended September 30, 2004.

Provision for Income Taxes

The Company provided $282,000 for income taxes during the three months ended September 30, 2005, at a tax rate of 27% compared to a provision for income taxes of $350,000 for the three months ended September 30, 2004 at a tax rate of 36%. The lower tax rate for the third quarter of 2005 is primarily due to a tax benefit of a nonqualified stock option exercise.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

The Company reported net income of $2,128,210 or $.47 per share for the nine months ended September 30, 2005, as compared with net income of $1,766,069 or $.39 per share for the nine months ended September 30, 2004, an increase of $362,141 or 20.5% in net income. The Company had significant increases in net interest income in the first nine months of 2005 as compared to the first nine months of 2004, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2004 and 2005.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between the interest earned on loans, the investment portfolio and interest earning deposits and the cost of funds, consisting primarily of the interest paid on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and stockholders’ equity.

For the nine months ended September 30, 2005, the net interest income of the Bank was $7,732,887 compared to $5,505,139 for the nine months ended September 30, 2004. The increase in net interest income can be attributed to strong growth in loans and increases in net interest margin.

Provision for Loan Losses

The Company expensed $1,180,000 to provision for loan losses in 2005, as compared to the $411,500 provision for loan losses in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non performing assets, prevailing economic conditions and other factors that my affect a borrower’s ability to repay. The increase in the provision for loan losses was due to the increase in real estate and commercial loan demand.

Non-Interest Income

Non-interest income totaled $1,692,000 for the nine months ended September 30, 2005 as compared with $1,788,000 for the nine months ended September 30, 2004. The principal reason for the decrease of $96,000 in total non-interest income for the nine months ending September 30, 2005 compared to the nine months ending September 30, 2004 was the loss of mortgage income from Sidus, LLC which was sold in the fourth quarter of 2004, as year to date income from Sidus, LLC totaled $274,000 for the nine months ending September 30, 2004. Increases of $90,000 in service charges on deposit accounts, $60,000 in net servicing fees from mortgage and investments and increases in other operating income of $70,000 made up the difference in the nine months ending September 30, 2005 compared to the nine months ending September 30, 2004.

Non-Interest Expenses

Non-interest expenses totaled $5.0 million for the nine months ended September 30, 2005, an increase of $900,000 or 21.6% over the $4.1 million reported for the nine months ended September 30, 2004. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current year associated with new hires and the opening of a new branch. For the nine months ending September 30, 2005, personnel costs increased by $480,000, or 21.8% to $2.7 million as compared to $2.2 million for the nine months ended September 30, 2004.

Provision for Income Taxes

The Company provided $1,070,000 for income taxes during the nine months ended September 30, 2005, at a tax rate of 33% compared to a provision for income taxes of $965,000 for the nine months ended September 30, 2004 at a tax rate of 35%. The lower tax rate for the first nine months of 2005 is primarily due to a tax benefit of a nonqualified stock option exercise.

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

At September 30, 2005, the liquidity position of the Bank was strong, with short-term liquid assets of $32,217,278 or 10.09% of total assets.

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

	September 30,

	2005	2004

Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$1,434,604	$1,727,524

Pro forma earnings per common share, based on SFAS No. 123	$.32	$.38

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.30	$.36

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

Additional information regarding interest rate risk is included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company has not had any material changes in the overall interest rate risk since December 31, 2004.

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

Waccamaw Bankshares, Inc.

Date: November 8, 2005	By:	/s/David A. Godwin

David A. Godwin
Chief Financial Officer
(Principle Financial Officer)