Form 10-K
period 2005-12-31
WACCAMAW BANKSHARES INC
filed 2006-03-30
CIK 1144686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER 000-32985

WACCAMAW BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	52-2329563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 NORTH J. K. POWELL BOULEVARD WHITEVILLE, NORTH CAROLINA	28472
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (910) 641-0044

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $68,488,578.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 4,589,143 shares of Common Stock outstanding as of March 20, 2006:

Documents Incorporated by Reference.

The Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2005

Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders

FORM 10-K CROSS-REFERENCE INDEX

PART 1

ITEM 1 – BUSINESS

General

Waccamaw Bankshares, Inc. (the “Company”) was formed during 2001 as a financial holding company chartered in the state of North Carolina. On July 1, 2001, the Company acquired all the outstanding shares of Waccamaw Bank (the Bank) in a tax-free exchange. To date, the only business activities of the Company consist of the activities of the Bank.

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997. The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices, Brunswick County through three banking offices, New Hanover County through one banking office and Bladen County through one banking office. As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Reserve.

Location and Service Area

The Company’s primary service area is Columbus, Brunswick, Bladen and New Hanover Counties of North Carolina. The principal business of the Company is to provide comprehensive individual and corporate banking services through its main service area. These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services that are traditionally available from community banks.

Columbus County is located in the southeastern portion of North Carolina near the South Carolina border. Whiteville, the largest city in the county is approximately 45 miles west of Wilmington, North Carolina, 150 miles southeast of Charlotte, North Carolina, and 45 miles north of Myrtle Beach, South Carolina. These cities all have national or regional airports. Columbus County had a population of 55,000 at the end of 2004. Per capita income in the county was $14,415 in 1999.

Brunswick County is adjacent to Columbus County to the southeast and also borders South Carolina. Shallotte, the largest city in the county, is approximately 35 miles southwest of Wilmington and 35 miles northeast of Myrtle Beach. Brunswick County has a population of 85,000 as of 2004 and had per capita income of $19,857 in 1999.

New Hanover County is a coastal county and adjacent to Brunswick County to the north. Wilmington, the largest city in the county, has a diversified economy which includes shipping, manufacturing, medical and retail industries. New Hanover County has a population of 174,000 as of 2004 and had per capita income of $23,123 in 1999.

Bladen County is adjacent to Columbus County to the northeast. Elizabethtown, the largest city in the county is approximately 50 miles northwest of Wilmington and 80 miles northwest of Myrtle Beach. Bladen County has a population of 33,000 as of 2004 and has per capita income of $14,735 in 1999.

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

Banking is a highly competitive industry. The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered. The Bank encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in the Bank’s market area. There are 13 offices of 4 other commercial banks operating in Columbus County, 36 offices of 9 other commercial banks operating in Brunswick County, 66 offices of 14 other commercial banks operating in New Hanover County, and 8 offices of 6 other commercial banks operating in Bladen County. In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank. Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust, interstate and international banking services, that the Company cannot or will not provide.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not Stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

A bank holding company may become a financial holding company under the GLB Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve if it falls out of compliance with these requirements and may be required to cease engaging in some of its activities.

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

The Company is also still subject to the Bank Holding Company Act (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such other information as the Federal Reserve may require.

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

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank which the Company controls, which in effect makes the Company’s equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company. The Bank is the only bank currently controlled by the Company.

The Bank

The Company is the holding company for the Bank, which is a North Carolina banking corporation. Substantially all Company revenues are earned through the operations of the Bank. The Bank is subject to examination and supervision by the Federal Reserve and the North Carolina Commissioner of Banks (the “Commissioner”). The Federal Reserve monitors the Bank’s compliance with several federal statutes such as the Community Reinvestment Act of 1977 and the Interlocks Act. The Federal Reserve has broad enforcement authority to prevent the continuance or development of unsafe and unsound banking practices, including the issuance of cease and desist orders and the removal of officers and directors. The Federal Reserve must approve the establishment of branch offices, conversions, mergers, assumptions of deposit liabilities between insured and uninsured institutions, and the acquisition or establishment of certain subsidiary corporations. The Federal Reserve can prevent capital or surplus diminution in such transactions where the deposit accounts of the resulting, continuing or assuring bank are federally insured.

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

In 1994, Congress adopted new legislation which generally permits an adequately capitalized and managed bank holding company to acquire control of a bank in any state, subject to certain state law requirements. North Carolina banking law has been amended to authorize banking organizations in any state to acquire North Carolina banking institutions on a reciprocal basis. North Carolina banking law authorizes North Carolina banks to establish branches in other states and permits out-of-state banks to establish branches in North Carolina on a reciprocal basis. The overall effect of this legislation will increase competition in the banking industry in North Carolina, however, the State of South Carolina does not allow North Carolina chartered banks to establish branches in South Carolina. As a result, North Carolina chartered banks may only establish offices within the State of South Carolina through acquisitions of existing South Carolina institutions effected in compliance with South Carolina banking law.

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area. No material portion of deposits have been obtained from a single person or a group of persons, with the exception of the Town of Holden Beach, North Carolina and the Columbus County School Board. Deposits from these two customers accounted for, on average, 2.2% of the Bank’s total deposits during 2005. In addition, most securities sold under agreements to repurchase ($3.6 million average during 2005) were held by these two customers. Management does not believe the loss of any one customer would have a material adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Bank generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $4.6 million.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company had no compensated employees. The Bank presently has 85 full-time equivalent employees consisting of 79 full-time employees and 12 part-time employees.

Pending Business Combination

On December 19, 2005, the Company entered into an Agreement and Plan of Reorganization and Merger (the “Agreement”) with Bank of Heath Springs (“Heath Springs”), a South Carolina chartered bank headquartered in Heath Springs, South Carolina. Under the terms of the Agreement, Heath Springs will be merged with and into Waccamaw Bank. Shareholders of Heath Springs as of the close of the merger will be entitled to receive cash in the aggregate amount of $8 million. As of December 31, 2005, Heath Springs had total assets of $19.8 million, total loans of $5.6 million and total deposits of $14.2 million (all amounts are unaudited). The acquisition is currently expected to be completed during the second quarter of 2006.

ITEM 1A – RISK FACTORS

An investment in the registrant’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

Risks Associated with our Merger Agreement with Bank of Heath Springs

We can give no assurances as to when, or if, our pending acquisition of the Bank of Heath Springs will be consummated.

We are party to an Agreement and Plan of Reorganization and Merger with the Bank of Heath Springs, Heath Springs, South Carolina dated December 19, 2005. Our acquisition of the Bank of Heath Springs is subject to regulatory approval of the North Carolina Banking Commission, South Carolina Board of Financial Institutions, the Federal Reserve Board and also subject to the approval by the shareholders Bank of Heath Springs. Accordingly, we are unable to predict when, or if, the acquisition will be consummated. If we cannot effect the acquisition of Bank of Heath Springs and its immediate merger with and into our subsidiary, Waccamaw Bank, we may be forced to alter our long-range business plans at significant expense.

The merger may have an adverse effect on operating results

Our proposed acquisition of Bank of Heath Springs and the subsequent merger of Bank of Heath Springs with and into Waccamaw Bank involves the combination of two companies that have previously operated independently. A successful combination of the companies’ operations will depend on numerous factors, some of which may be out of our control. Difficulties may be encountered in combining the operations of Bank of Heath Springs and the registrant, including:

•	the loss of key employees and customers;

•	disruptions to our businesses;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology or credit;

•	the assimilation of new operations, sites and personnel possibly diverting resources from regular banking operations;

•	difficulties assimilating acquired operations and personnel;

•	potential disruptions of our ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the historical or future financial performance of the combined business; and

•	brand awareness issues related to the acquired assets or customers.

Further, we may be unable to realize fully any of the potential cost savings we expect to achieve in the merger. Any cost savings that are realized may be offset by losses in revenues, increases in expenses or other changes to earnings or required accounting treatments or valuations of the registrant’s assets and liabilities.

Risks Associated with our Continued Operations

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices, acquiring other banks and by pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

If we lose key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market area. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our Stockholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings, which could have an adverse effect on our stock price.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

•	other commercial banks

•	savings banks

•	thrifts

•	credit unions

•	consumer finance companies

•	securities brokerage firms

•	mortgage brokers

•	insurance companies

•	mutual funds

•	trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

New or acquired branch facilities and other facilities may not be profitable.

We may not be able to correctly identify profitable locations for new branches and the costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If other banks or branches of other banks become available for sale, we may acquire them. It may be difficult to adequately and profitably manage our growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Our principal subsidiary, Waccamaw Bank, as a state chartered member bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the Federal Reserve. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

•	the payment of dividends to stockholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide securities or trust services.

We are registered with the Federal Reserve Board as a bank holding company. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our stock trading volume has been low compared with larger bank holding companies.

The trading volume in our common stock on the Nasdaq Capital Market has been comparable to other similarly sized bank holding companies since trading on the Capital Market began. Nevertheless, this trading volume does not compare with more seasoned companies listed on other stock exchanges. Thus, the market in our common stock is somewhat limited in scope relative to some other companies. In addition, we can provide no assurance that a more active and liquid trading market for our stock will develop in the future.

Our articles of incorporation include anti-takeover provisions that may prevent Stockholders from receiving a premium for their shares or effecting a transaction favored by a majority of Stockholders.

Our articles of incorporation include anti-takeover provisions, including a supermajority vote requirement for a merger under certain circumstances as well as a provision allowing our Board of Directors to consider the social and economic effects of a proposed merger. Such provisions may have the effect of preventing Stockholders from receiving a premium for their shares of common stock and discouraging a change of control by allowing management to prevent a transaction favored by a majority of the Stockholders.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the Bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 - PROPERTIES

The Company purchased a 2.44 acre tract of real estate for $233,318 from a Company director to be used as a construction site for a banking facility. This transaction was effected at arm’s length and management believes that the purchase price was at or below fair market value. The construction was completed in April of 2001 at a cost of $1.8 million. The two story building has approximately 12,000 finished square feet. In addition to the tellers inside the building, the Bank utilizes 3 drive-up lanes and an ATM to service the needs of customers.

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

The Chadbourn branch is a one-story brick building with approximately 2,500 square feet of floor space that was leased following a Centura branch acquisition. The Bank has a five year lease with the option to renew for five additional terms of five years each. The branch also has drive-up facilities. In addition, on January 2, 1999 the Bank purchased on a 1.7 acre tract in Chadbourn for $50,000 for future expansion.

The Bank has three branches located in Brunswick County, one in Shallotte, North Carolina, one in Holden Beach, North Carolina and the last in Southport, North Carolina. The Shallotte branch is housed in a 2,521 square foot facility that includes two drive-up lanes and an ATM. The building is leased for a term of ten years beginning on February 1, 2000. The Bank has the option to renew the lease for three additional terms of five years.

The Holden Beach branch is housed in a 1,200 square foot facility that includes one drive-up lane and an ATM. The building is leased for a term of five years beginning on October 10, 2000. The Bank has the option to renew the lease for five additional terms of five years.

The Southport branch is housed in a 1,860 square foot facility. The land and building are leased for a term of five years beginning on March 1, 2005.

The Elizabethtown branch is housed in a 2,016 square foot facility. The land is leased for a term of five years beginning on November 7, 2005.

The Kerr Avenue branch in Wilmington is housed in a 3,000 square foot facility that includes two drive-up lanes and an ATM. The building is leased for a term of five years beginning on August 1, 2004. The Bank has a five year lease with the option to renew for five additional terms of five years.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceeding incidental to the business of the Company or the Bank.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s articles of incorporation authorize it to issue up to 25,000,000 shares of common stock, no par value, of which 4,589,143 shares were issued and outstanding as of March 20, 2006. The stock is listed on the NASDAQ Capital Market under the symbol “WBNK”

The approximate number of holders of the Company’s shares of common stock as of March 20, 2006 is 1,900. There are no issued or outstanding shares of the Company’s preferred stock as of March 20, 2006.

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

	2005		2004		2003
	High	Low	High	Low	High	Low
First Quarter	$19.25	$17.25	$12.08	$10.83	$6.94	$6.25
Second Quarter	18.75	17.50	15.00	11.00	8.68	7.29
Third Quarter	20.75	18.00	22.25	14.90	10.21	6.94
Fourth Quarter	19.55	17.50	27.15	17.99	12.08	9.99

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(thousands, except share data and ratios)
Summary of Operations:
Interest income	$18,228	$11,450	$9,957	$9,594	$8,789
Interest expense	7,536	3,766	3,627	3,978	4,518

Net interest income	10,692	7,684	6,330	5,616	4,271
Provision for credit losses	1,370	819	730	794	612

Net interest income after provision for loan losses	9,322	6,865	5,600	4,822	3,659
Total non-interest income	2,269	2,445	2,053	1,370	1,243
Total non-interest expense	6,967	5,687	4,436	3,893	3,890

Income before income taxes	4,624	3,623	3,217	2,299	1,012
Income tax (expense) benefit	(1,589)	(1,209)	(1,210)	(740)	12

Net income	$3,035	$2,414	$2,007	$1,559	$1,024

Per Common Share Data: [1]
Basic earnings per share	$.67	$.54	$.45	$.36	$.24
Diluted earnings per share	.64	.52	.43	.34	.23
Market Price
High	20.75	27.15	12.08	6.25	4.63
Low	17.25	10.83	6.25	4.63	4.63
Close	17.75	18.00	11.35	6.25	4.63
Book value	4.93	4.39	3.80	3.32	2.97

Selected Average Balances:
Total assets	$302,381	$217,035	$177,563	$152,559	$120,646
Loans, net	238,579	168,757	137,403	114,823	84,209
Securities	31,257	29,068	19,663	18,309	18,577
Interest-earning assets	284,320	200,982	165,847	141,980	112,054
Deposits	252,994	169,162	147,663	125,725	100,220
Interest-bearing liabilities	256,492	179,696	146,438	123,873	96,401
Shareholders’ equity	20,254	17,941	15,633	13,611	12,247

Selected Year-End Balance Sheet Data:
Total assets	$322,792	$258,412	$193,207	$161,315	$132,060
Loans, net	257,575	206,666	142,342	125,669	100,935
Securities	35,214	30,232	24,053	20,696	16,303
Interest-earning assets	306,987	247,432	181,648	149,650	122,041
Deposits	271,035	207,642	154,796	130,723	111,266
Interest-bearing liabilities	273,171	218,592	158,828	132,202	104,857
Shareholders’ equity	22,499	19,899	16,963	14,594	12,852

Selected Performance Ratios:
Return on average assets	1.00%	1.11%	1.13%	1.02%	0.85%
Return on average equity	14.98%	13.46%	12.84%	11.46%	8.36%
Net interest margin	3.76%	3.82%	3.82%	3.96%	3.81%

Asset Quality Ratios:
Nonperforming loans to period-end loans	.80%	1.16%	.93%	1.65%	.04%
Allowance for loan losses to period-end loans	1.50%	1.33%	1.53%	1.45%	1.39%
Net loan charge-offs to average loans	.09%	0.15%	0.27%	0.32%	0.20%

Capital Ratios:
Total risk-based capital	12.36%	13.64%	14.24%	11.22%	11.76%
Tier 1 risk-based capital	11.11%	10.53%	12.91%	9.97%	10.51%
Leverage ratio	9.37%	9.44%	10.47%	8.05%	8.49%
Equity to assets ratio	6.97%	7.70%	8.78%	9.04%	9.73%

Capital Ratios:
Number of banking offices	8	6	5	5	5
Number of full time equivalent employees	85	73	58	55	53

[1]	Adjusted for the effects of 6 for 5 stock splits in 2001, 2003 and 2004 and 2 for 1 stock split in 2004.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference to the Company’s 2005 annual report to stockholders.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company’s primary market risk is interest rate risk, which is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities with the goals of minimizing interest rate fluctuations in its net interest income. The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk.

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

The following table presents information about the contractual maturities, average interest rates and estimated fair values of the Company’s financial instruments that are considered market risk sensitive.

Expected Maturities of Market Sensitive Instruments Held at December 31, 2005

($ in thousands)

	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Average Total	Estimated Interest Rate	Fair Value
Earning Assets:
Loans	$159,315	12,910	$62,049	27,631	$261,905	6.84%	$256,445
Investments	278	—	2,232	32,704	35,214	4.59%	35,214
Federal funds sold	8,281	—	—	—	8,281	3.21%	8,281
Deposits with banks	708	—	—	—	708	3.03%	708

Total	168,582	12,910	64,281	60,335	306,108	6.41%	300,648

Interest-bearing liabilities:
Demand accounts	20,062	—	—	—	20,062.73%		20,062
Savings and money market	62,067	—	—	—	62,067	2.08%	62,067
Time deposits	37,528	99,961	18,330	7,738	163,557	3.22%	164,114
Repurchase agreements and Purchased funds	2,736	—	—	—	2,736	2.11%	2,736
Short-term borrowings	—	10,000	—	—	10,000	3.55%	10,000
Long-term debt	—	—	—	6,500	6,500	5.33%	6,493
Junior subordinated debentures	8,248	—	—	—	8,248	6.23%	7,999

Total	$130,641	109,961	$18,330	$14,238	$273,170	2.94%	$273,471

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and the Independent Auditor’s Report set forth on pages 6 through 31 of the Company’s 2005 Annual Report to Stockholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of December 31, 2005 and 2004

2.	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

3.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

5.	Notes to Consolidated Financial Statements

6.	Independent Auditor’s Report

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, pages 4-9.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to its directors and to all of its executive officers, including without limitation its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics is provided at the Company’s website: www.waccamawbank.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, pages 10-13.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, pages 3-4.

Set forth below is certain information regarding the Company’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	520,072	$10.60	125,304
Equity compensation plans not approved by security holders	None	None	None
Total	520,072	$10.60	125,304

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, pages 6, 12 and 13.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2006 Annual Meeting of Stockholders, pages 13-14.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate**

10.1	Employment Agreement of James G. Graham***

10.2	Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3	Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

10.4	Agreement and Plan of Reorganization and Merger with Bank of Heath Springs (Filed herewith)

13	Annual Report to Stockholders (Filed herewith)

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement****

*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8-K12g3, as filed with the Commission on July 1, 2001.
**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.
****	Filed with the Commission pursuant to Rule 14a-6.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

March 28, 2006	/s/ James G. Graham
Date	James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ James G. Graham James G. Graham	President and Chief Executive Officer	March 28, 2006

/s/ M. B. “Bo” Biggs M. B. “Bo” Biggs	Director	March 28, 2006

/s/ Dr. Maudie M. Davis Dr. Maudie M. Davis	Director	March 28, 2006

/s/ E. Autry Dawsey, Sr. E. Autry Dawsey, Sr.	Director	March 28, 2006

/s/ Monroe Enzor, III Monroe Enzor, III	Director	March 28, 2006

/s/ James E. Hill, Jr. James E. Hill, Jr.	Director	March 28, 2006

/s/ Alan W. Thompson Alan W. Thompson	Director, Chairman of the Board	March 28, 2006

/s/ Dale Ward Dale Ward	Director	March 28, 2006

/s/ J. Densil Worthington J. Densil Worthington	Director	March 28, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate**

10.1	Employment Agreement of James G. Graham***

10.2	Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3	Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

10.4	Agreement and Plan of Reorganization and Merger with Bank of Heath Springs (Filed herewith)

13	Annual Report to Stockholders (Filed herewith)

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement***

*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8-K12g3, as filed with the Commission on July 1, 2001.
**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.
****	Filed with the Commission pursuant to Rule 14a-6.