Form 10-Q
period 2006-03-31
WACCAMAW BANKSHARES INC
filed 2006-05-15
CIK 1144686

United States Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such to filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

As of May 12, 2006 there were 4,589,143 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

Waccamaw Bankshares, Inc. Consolidated Balance Sheets March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$7,709,080	$6,954,425
Interest-bearing deposits with banks	645,847	707,708
Federal funds sold	5,308,000	8,281,000
Investment securities, available for sale	38,390,643	33,208,250
Restricted equity securities	2,142,206	2,005,906
Loans, net of allowance for loan losses of $4,050,413 in 2006, and $3,939,002 in 2005	267,055,123	257,574,925
Other real estate owned	169,678	113,886
Property and equipment, net	4,608,695	3,380,179
Intangible assets, net	820,941	877,736
Accrued income	1,778,904	1,604,477
Bank owned life insurance	5,257,287	5,208,929
Other assets	2,825,900	2,874,578

Total assets	$336,712,304	$322,791,999

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$29,412,550	$25,348,916
Interest-bearing deposits	254,117,034	245,686,552

Total deposits	283,529,584	271,035,468
Securities sold under agreements to repurchase	2,594,000	2,736,000
Short-term borrowings	10,000,000	10,000,000
Long-term debt	6,500,000	6,500,000
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	992,667	1,065,996
Other liabilities	1,251,287	707,891

Total liabilities	313,115,538	300,293,355

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 4,589,143 shares issued in 2006 and 4,564,587 shares issued in 2005	13,482,786	13,256,961
Retained earnings	10,410,486	9,564,875
Accumulated other comprehensive income	(296,506)	(323,192)

Total stockholders’ equity	23,596,766	22,498,644

Total liabilities and stockholders’ equity	$336,712,304	$322,791,999

Waccamaw Bankshares, Inc. Consolidated Statements of Income Three-months ended March 31, 2006 and Three-months ended March 31, 2005 (Unaudited)

	Three-Months Ended March 31,

	2006	2005

Interest income
Loans and fees on loans	$4,922,327	$3,371,555
Federal funds sold	127,107	65,088
Investment securities, taxable	404,709	298,990
Investment securities, nontaxable	60,183	22,990

Total interest income	5,514,326	3,758,623

Interest expense
Deposits	2,043,198	1,201,095
Federal funds purchased and securities sold under agreements to repurchase	23,340	14,540
Other borrowed funds	345,721	257,701

Total interest expense	2,412,259	1,473,336

Net interest income	3,102,067	2,285,287
Provision for loan losses	105,000	225,000

Net interest income after provision for loan losses	2,997,067	2,060,287

Noninterest income
Service charges on deposit accounts	270,092	259,257
Mortgage origination income	65,369	51,824
Other operating income	260,364	169,881
Earnings on bank owned life insurance	52,053	52,849

Total noninterest income	647,878	533,811

Noninterest expense
Salaries and employee benefits	1,223,619	847,902
Occupancy and equipment	237,843	192,020
Data processing	163,347	148,537
Amortization expense of intangible assets	63,178	63,178
Other expense	434,694	317,508

Total noninterest expense	2,122,681	1,569,145

Income (loss) before income taxes	1,522,264	1,024,953
Income Tax Expense	676,653	369,288

Net income	$845,611	$655,665

Basic earnings income per share	$.18	$.14

Diluted earnings income per share	$.18	$.14

Weighted average shares outstanding	4,576,226	4,531,865

Diluted average shares outstanding	4,764,543	4,723,877

Waccamaw Bankshares, Inc. Consolidated Statements of Cash Flows Three-months ended March 31, 2006 and Three-months ended March 31, 2005 (Unaudited)

	Three-Months Ended March 31,

	2006	2005

Cash flows from operating activities
Net income	$845,611	$655,665
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	135,207	127,038
Stock-based compensation	12,337	—
Provision for loan losses	105,000	225,000
Accretion of discount on securities, net of amortization of premiums	16,026	27,826
Changes in assets and liabilities:
Accrued income	(174,427)	(31,434)
Other assets	(13,428)	(305,114)
Accrued interest payable	(73,329)	184,751
Other liabilities	543,396	375,061

Net cash provided (used) by operating activities	1,396,393	1,258,793

Cash flows from investing activities
Net (increase) decrease in federal funds sold	2,973,000	(12,633,000)
Purchases of investment securities	(6,554,306)	(2,842,194)
Maturities of investment securities	1,260,021	1,838,212
Net increase in loans	(9,640,990)	(16,085,441)
Purchases of property and equipment	(1,306,928)	(42,258)

Net cash used in investing activities	(13,269,203)	(29,764,681)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	4,063,634	2,545,668
Net increase in interest-bearing deposits	8,430,482	25,358,368
Net increase in securities sold under agreements to repurchase	(142,000)	2,126,000
Proceeds from exercise of stock options	131,450	6,766
Excess tax benefits from stock-based compensation	82,038	—

Net cash provided by financing activities	12,565,604	30,036,802

Increase (decrease) in cash and cash equivalents	692,794	1,530,914
Cash and cash equivalents, beginning	7,662,133	4,725,787

Cash and cash equivalents, ending	$8,354,927	$6,256,701

Supplemental disclosure of cash flow information
Interest paid	$2,485,588	$1,288,586

Taxes paid	$35,364	$23,030

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$55,792	$360,334

WACCAMAW BANKSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of March 31, 2006 and December 31, 2005, and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-K for the year ended December 31, 2005.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. The accounting and reporting policies of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents includes cash and amounts due from depository institutions (including cash items in process of collection) and interest-bearing deposits with banks which are considered to be cash equivalents. Federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per Financial Accounting Standards Board (“FASB”) Statement No. 104.  Federal funds purchased are shown separately.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2006 and December 31, 2005, the Bank had no investments classified as held to maturity.

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

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2006 and 2005 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2006 and 2005 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

NOTE 3.  BALANCE SHEETS

The balance sheet at December 31, 2005 has been taken from the audited financial statements at that date.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005

Commitment to extend credit	$57,393,000	$52,574,000
Standby letters of credit	515,000	1,325,000

NOTE 4.  STOCK OPTION PLAN

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,”  (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004.  SFAS No. 123R revises SFAS No. 123  “Accounting for Stock Based Compensation,” and supersedes APB No. 25,  “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Compensation cost charged to income was approximately $12,337 for the three months ended March 31, 2006.  No income tax benefit was recognized for share-based compensation.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

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

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  No options were granted during the three month period ended March 31, 2006.

Cash received from option exercises under the plans for the three month period ended March 31, 2006 was $131,450.  The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $312,522.

A summary of option activity under the Plan as of and changes during the three month period ended March 31, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price		Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	520,072		$10.60
Granted	—	$	n/a
Forfeited	—	$	n/a
Exercised	24,556		$5.35

Outstanding at March 31, 2006	495,516		$10.86	6.4 years	$3,613,161

Exercisable at March 31, 2006	429,676		$10.41	6.1 years	$3,306,509

The total fair value of shares vested during the three month period ended March 31, 2006 was $12,337.  Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

April 1 – December 31, 2006	$67,975
2007	69,804
2008	69,284
2009	51,908
2010	10,103

Total	$269,074

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions had the following effect (increase/ (decrease)) on our financial statements:

Consolidated Income Statement for the Three Months Ended March 31, 2006

Income before income taxes	$(12,337)

Net income	$(12,337)

Net income per share – basic	$0.00

Net income per share - diluted	$0.00

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the three-month period ended March 31, 2005.

Net income	$655,665
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,180)

Proforma net income	$644,485

Earnings per share
Basic	$0.14

Basic – proforma	$0.14

Diluted	$0.14

Diluted – proforma	$0.13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the three months ending March 31, 2006 and 2005 of Waccamaw Bankshares, Inc.  This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank is a North Carolina state chartered bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended March 31, 2006 was $845,611 or $.18  per average share outstanding compared to a $655,665  net profit or $.14 per share outstanding for the quarter ended March 31, 2005.

On March 31, 2006, Waccamaw Bankshares, Inc. assets totaled $336,712,304 compared to $322,791,999 on December 31, 2005. Net loans were $267,055,123 compared to $257,574,925 on December 31, 2005. Total deposits on March 31, 2006 were $283,529,584 compared to $271,035,468 at the end of 2005. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by $1,098,122 resulting in a March 31, 2006 book value of $5.14 per share, up from $4.93 on December 31, 2005.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2006 or December 31, 2005.

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

Investments in available for sale securities of $38,390,643 consisted of corporate securities, municipal securities and mortgage-backed securities (MBS) at March 31, 2006. Included in corporate securities are holdings of Ford Motor Company and General Motors Corporation, which were recently downgraded to junk status. The Company feels this is a temporary impairment and will not be written down due to the strong interest rates associated with these securities and the ability of both companies to turn around their sluggish sales in both the short and long term.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $5,308,000 and $8,281,000 on March 31, 2006 and December 31, 2005, respectively.  No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on March 31, 2006, were $267,055,123 compared to $257,574,925 on December 31, 2005.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $9,480,198 increase in loans was due to stronger real estate and commercial demand due to local economies improving in the areas covered by Waccamaw Bank.  This resulted in increased construction and development during the first three months of 2006.

Deposits

Deposits on March 31, 2006, were $283,529,584 compared to $271,035,468 on December 31, 2005. Interest-bearing accounts represented 89.63% of total deposits at March 31, 2006 and 90.65% of total deposits at December 31, 2005. The significant increase in deposits was due to the strong loan demand which necessitated deposit rates be increased through advertising and aggressive marketing programs.

Liabilities

Securities sold under agreements to repurchase on March 31, 2006, were $2,594,000 compared to $2,736,000 on December 31, 2005. Long-term debt on March 31, 2006 and December 31, 2005 was $6,500,000 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings on March 31, 2006 and December 31, 2005 were $10,000,000 as all short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at March 31, 2006 was $23,596,766 compared to $22,498,644 at December 31, 2005. This $1,098,122 increase was partly due to operating profits of $845,611 during the first quarter of 2006. The Bank also exceeds all capital requirements under the leverage guidelines.

For the three months ended March 31, 2006, the operating profit of the Bank was $845,611 compared to a $655,665 profit for the three months ended March 31, 2005.

Asset Quality

The provision for possible loan losses charged to operations was $105,000 in the first quarter 2006 and $225,000 in the first quarter of 2005. The reserve for loan losses on March 31, 2006, was $4,050,413 or 1.49% of period end loans.  The decrease in the loan loss provision was due to stronger loan growth at the end of 2004 and the first three months of 2005 versus the first three months of 2006.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded, economic factors such as the number of housing starts and fluctuations in interest rates, etc., depression of collateral values, and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition.

Management believes that its provision and reserve offer an adequate allowance for future loan losses and provide a sound reserve for the loan portfolio.

At March 31, 2006 the Bank had $1,611,323 loans in nonaccrual status as compared to $1,722,590 at March 31, 2005. There were no repossessed assets at March 31, 2006 and at March 31, 2005.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

The Company reported net income of $845,611 or $.18 per share for the three months ended March 31, 2006, as compared with net income of $655,665 or $.14 per share for the three months ended March 31, 2005, an increase of $189,946 or 29.0% in net income. The Company had significant increases in net interest income in the first quarter of 2006 as compared to the first quarter of 2005, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2005 and 2006.

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

For the three months ended March 31, 2006, the net interest income of the Bank was $3,102,067 compared to $2,285,287 for the three months ended March 31, 2005. The increase in net interest income can be attributed to strong growth in loans and increases in net interest margin.

Provision for Loan Losses

The Company expensed $105,000 as the provision for loan losses in the first quarter of 2006, as compared to the $225,000 provision for loan losses in the first quarter of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that my affect a borrower’s ability to repay. The decrease in the provision for loan losses was due to the increase in real estate and commercial loan demand in the first quarter of 2005 versus the first quarter of 2006.

Non-Interest Income

Non-interest income totaled $648,000 for the three months ended March 31, 2006 as compared with $534,000 for the three months ended March 31, 2005. The principal reason for the increase of $114,000 in total non-interest income for the current quarter was the increase of $71,000 in net servicing fees from mortgage and investments. Increases of $11,000 in services charges on deposit accounts and increases in other operating income of $21,000 made up the difference in the three months ending March 31, 2006 compared to the three months ending March 31, 2005.

Non-Interest Expenses

Non-interest expenses totaled $2.1 million for the three months ended March 31, 2006, an increase of $550,000 or 35.3% over the $1.6 million reported for the three months ended March 31, 2005. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of two new branches. For the three months ending March 31, 2006, personnel costs increased by $363,000, or 42.9% to $1,211,000 as compared to $848,000 for the three months ended March 31, 2005.

Provision for Income Taxes

The Company provided $677,000 for income taxes during the three months ended March 31, 2006, compared to a provision for income taxes of $369,000 for the three months ended March 31, 2005.

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

At March 31, 2006, the liquidity position of the Bank was strong, with short-term liquid assets of $28,554,000 or 8.48% of total assets.

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

Additional information regarding interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has not had any material changes in the overall interest rate risk since December 31, 2005.

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

Item 1A.	Risk Factors

No material changes in the Registrant’s risk factors occurred during the quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

	31.1	Section 302 Certification – CEO

	31.2	Section 302 Certification – CFO

	32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: May 12, 2006	By:	/s/ David A. Godwin

David A. Godwin
Chief Financial Officer
(Principal Financial Officer)