Form 10-Q
period 2006-06-30
WACCAMAW BANKSHARES INC
filed 2006-08-14
CIK 1144686

United States Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 11, 2006 there were 4,626,959 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

WACCAMAW BANKSHARES, INC.
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	(Unaudited) June 30, 2006	December 31, 2005

Assets:
Cash and due from banks	$10,234,737	$6,954,425
Interest-bearing deposits with banks	1,474,088	707,708
Federal funds sold	3,389,000	8,281,000
Investment securities, available for sale	47,062,892	33,208,250
Restricted equity securities	2,142,206	2,005,906
Loans, net of allowance for loan losses of $4,601,420 in 2006, and $3,939,002 in 2005	277,806,738	257,574,925
Other real estate owned	87,203	113,886
Property and equipment, net	5,712,456	3,380,179
Intangible assets, net	3,693,935	877,736
Accrued income	1,967,702	1,604,477
Bank owned life insurance	5,315,042	5,208,929
Other assets	2,845,338	2,874,578

Total assets	$361,731,337	$322,791,999

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$38,327,004	$25,348,916
Interest-bearing deposits	267,823,958	245,686,552

Total deposits	306,150,962	271,035,468
Securities sold under agreements to repurchase	4,725,000	2,736,000
Short-term borrowings	5,000,000	10,000,000
Long-term debt	11,500,000	6,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	1,229,502	1,065,996
Other liabilities	418,648	707,891

Total liabilities	337,272,112	300,293,355

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 4,593,367 and 4,564,587 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	13,509,781	13,256,961
Retained earnings	11,298,411	9,564,875
Accumulated other comprehensive income	(348,967)	(323,192)

Total stockholders’ equity	24,459,225	22,498,644

Total liabilities and stockholders’ equity	$361,731,337	$322,791,999

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Six-months ended June 30, 2006 and Six-months ended June 30, 2005 (Unaudited)

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005

Interest income
Loans and fees on loans	$10,334,175	$7,220,592
Federal funds sold	192,637	157,732
Investment securities, taxable	956,328	644,621
Investment securities, nontaxable	147,073	45,980

Total interest income	11,630,213	8,068,925

Interest expense
Deposits	4,263,306	2,664,945
Fed funds purchased and securities sold under agreements to repurchase	60,933	35,850
Other borrowed funds	713,078	553,831

Total interest expense	5,037,317	3,254,626

Net interest income	6,592,896	4,814,299
Provision for loan losses	620,000	480,000

Net interest income after provision for loan losses	5,972,896	4,334,299

Noninterest income
Service charges on deposit accounts	553,032	532,955
Mortgage origination income	177,818	125,083
Other operating income	405,783	356,169
Earnings on bank owned life insurance	113,504	87,807
Net realized gains (losses) on sale or maturity of investment securities	(631)	(111)

Total noninterest income	1,249,506	1,101,903

Noninterest expense
Salaries and employee benefits	2,417,791	1,771,870
Occupancy expense	505,540	393,327
Data Processing	352,928	312,513
Amortization expense of intangible assets	151,356	126,357
Other expense	904,756	661,351

Total noninterest expense	4,332,371	3,265,418

Income before income taxes	2,890,031	2,170,784
Income tax expense	1,156,495	788,165

Net income	$1,733,536	$1,382,619

Basic earnings per share	$.38	$.31

Diluted earnings income per share	$.36	$.29

Weighted average shares outstanding	4,583,771	4,532,827

Diluted average shares outstanding	4,765,018	4,739,335

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended June 30, 2006 and Quarter ended June 30, 2005 (Unaudited)

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005

Interest income
Loans and fees on loans	$5,411,848	$3,849,037
Federal funds sold	65,530	92,644
Investment securities, taxable	551,619	345,631
Investment securities, nontaxable	86,890	22,990

Total interest income	6,115,887	4,310,302
Interest expense
Deposits	2,220,108	1,463,850
Federal funds purchased and securities sold under agreements to repurchase	37,593	21,310
Other borrowed funds	367,357	296,130

Total interest expense	2,625,058	1,781,290

Net interest income	3,490,829	2,529,012
Provision for loan losses	515,000	255,000

Net interest income after provision for loan losses	2,975,829	2,274,012

Noninterest income
Service charges on deposit accounts	282,940	273,698
Mortgage origination income	112,449	73,259
Other operating income	145,419	186,288
Earnings on bank owned life insurance	61,451	34,958
Net realized gains (losses) on sale or maturity of investment securities	(631)	(111)

Total noninterest income	601,628	568,092

Noninterest expense
Salaries and employee benefits	1,194,172	923,968
Occupancy expense	267,697	201,307
Data processing	189,581	163,976
Amortization expense of intangible assets	88,178	63,178
Other expense	470,062	343,844

Total noninterest expense	2,209,690	1,696,273

Income before income taxes	1,367,767	1,145,831
Income tax expense	479,842	418,877

Net income	$887,925	$726,954

Basic earnings income per share	$.19	$.16

Diluted earnings income per share	$.19	$.15

Weighted average shares outstanding	4,591,232	4,533,738

Diluted average shares outstanding	4,772,409	4,736,970

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Six-months ended June 30, 2006 and Six-months ended June 30, 2005 (Unaudited)

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005

Cash flows from operating activities
Net income	$1,733,536	$1,382,619
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	286,717	256,351
Stock-based compensation	24,674	—
Provision for loan losses	620,000	480,000
Accretion of discount on securities, net of amortization of premiums	16,463	48,017
(Gain) loss on sale of investments	631	111
(Gain) loss from sale of other real estate	(1,276)	—
Changes in assets and liabilities:
Accrued Income	(325,286)	(87,941)
Other assets	(63,594)	(287,839)
Accrued interest payable	149,126	374,893
Other liabilities	(289,242)	214,172

Net cash provided (used) by operating activities	2,151,749	2,380,383

Cash flows from investing activities
Net increase/(decrease) in federal funds sold	4,892,000	(9,644,000)
Purchases of investment securities	(9,571,864)	(6,683,403)
Maturities of investments and paydowns of MBS	2,796,549	3,589,155
Net increase in loans	(16,391,234)	(35,364,299)
Proceeds from sale of other real estate	83,751	—
Sales of investment securities	935,000	1,361,353
Purchases of property and equipment	(2,203,052)	(136,251)
Acquisition of Bank of Heath Springs	(1,591,320)	—

Net cash used in investing activities	(21,050,170)	(46,877,445)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	8,956,643	4,172,846
Net increase in interest-bearing deposits	11,771,325	46,231,073
Net increase in securities sold under agreements to repurchase	1,989,000	123,000
(Repayments) proceeds from short-term borrowings	(5,000,000)	—
(Repayments) proceeds from long-term debt	5,000,000	(6,000,000)
Proceeds from exercise of stock options	146,107	10,684
Excess tax benefit from stock-based compensation	82,038	—

Net cash provided by financing activities	22,945,113	44,537,603

Net increase/(decrease) in cash and cash equivalents	4,046,692	40,541
Cash and cash equivalents, beginning	7,662,133	4,725,787

Cash and cash equivalents, ending	$11,708,825	$4,766,328

Supplemental disclosure of cash flow information
Interest paid	$4,873,811	$2,879,733

Taxes paid	$1,568,881	$751,460

Supplemental disclosure of non cash activity
Other real estate acquired in settlement of loans	$55,792	$343,068

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of June 30, 2006 and December 31, 2005, and its cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the six months and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-K for the year ended December 31, 2005.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2006 and December 31, 2005, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the six months and the quarters ended June 30, 2006 and 2005 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the six months and the quarters ended June 30, 2006 and 2005 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005

Commitment to extend credit	$54,685,000	$52,574,000
Standby letters of credit	1,551,000	1,325,000

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

Compensation cost charged to income was approximately $24,674 for the six months ended June 30, 2006.  No income tax benefit was recognized for share-based compensation.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan).  Under each plan up to 458,258 shares may be issued for a total of 916,516 shares (adjusted for stock dividends).  Options granted under both plans expire no more than 10 years from date of grant. Option exercise price, under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant.  Under both plans, vesting is determined by the specific option agreements.  It is the Company’s policy to issue new shares to satisfy option exercises.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the six-months ended June 30, 2006: expected volatility of 8.6%; risk-free interest rate of 6.00%; and expected lives of 10 years.  The weighted average fair value of stock options granted during the six-months was $7.58.

Cash received from option exercises under the plans for the six month period ended June 30, 2006 was $146,107.  The total intrinsic value of options exercised during the six month period ended June 30, 2006 was $373,031.

A summary of option activity under the Plan as of and changes during the six month period ended June 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	520,072	$10.60
Granted	6,000	$16.97
Forfeited	26,900	$13.53
Exercised	28,780	$5.08

Outstanding at June 30, 2006	470,392	$10.86	6.1 years	$2,653,011

Exercisable at June 30, 2006	403,914	$10.08	5.8 years	$2,593,128

The total fair value of shares vested during the six month period ended June 30, 2006 was $24,674.  Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

July 1 – December 31, 2006	$62,457
2007	78,896
2008	78,376
2009	61,000
2010	19,195
2011	2,273

Total	$302,197

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions had the following effect (increase/ (decrease)) on our financial statements:

	Six-Months Ended June 30, 2006	Three-Months Ended June 30, 2006

Cash flows from operating activities	$24,674	$12,337

Income before income taxes	$(24,674)	$(12,337)

Net income	$(24,674)	$(12,337)

Net income per share – basic	$0.00	$0.00

Net income per share - diluted	$0.00	$0.00

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the six-month period ended June 30, 2005.

	Six-Months Ended June 30, 2005	Three-Months Ended June 30, 2005

Net income	$1,382,619	$726,954
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(417,163)	(405,983)

Proforma net income	$965,456	$320,971

	Six-Months Ended June 30, 2005	Three-Months Ended June 30, 2005

Earnings per share
Basic	$0.31	$0.16

Basic – proforma	$0.21	$0.07

Diluted	$0.29	$0.15

Diluted – proforma	$0.20	$0.07

Note 5.  Immaterial Business Combination

On April 28, 2006, the Company acquired 100 percent of the outstanding common stock of Bank of Heath Springs in Lancaster County, South Carolina in exchange for $8,000,000.  In conjunction with the acquisition, Bank of Heath Springs was merged into Waccamaw Bank, the Company’s subsidiary.

The acquisition was accounted for as a purchase transaction, and accordingly, the results of operations attributable to the acquired company is included in the consolidated financial statements only from the date of acquisition.  The excess purchase price over fair value of net tangible and identified intangible assets acquired will be evaluated annually for impairment and written down as those values become impaired.  Identified intangible assets will be amortized over their expected useful life.

Note 6.  Subsequent Event – Rights Offering

On July 25, 2006, the Company announced a rights offering of 656,196 units consisting of one share of common stock and one warrant to purchase a share of common stock in a rights offering which expires at 5:00 p.m. local time on August 31, 2006.  The units are offered for sale to the holders of record of our common stock at the close of business on July 12, 2006.  Shareholders of record on this record date may subscribe for one unit for each seven shares of common stock beneficially owned by them on such date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the six months and three months ending June 30, 2006 and 2005 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank is a North Carolina state chartered bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended June 30, 2006, was $887,925 or $.19 per weighted average share outstanding compared to a $726,954 net profit or $.16 per weighted average share outstanding for the quarter ended June 30, 2005.

On June 30, 2006, Waccamaw Bankshares, Inc. assets totaled $361,731,337 compared to $322,791,999 on December 31, 2005. Net loans were $277,806,738 compared to $257,574,925 on December 31, 2005. Total deposits on June 30, 2006 were $306,150,962 compared to $271,035,468 at the end of 2005. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by  $1,960,581 resulting in a June 30, 2006 book value of $5.32 per share, up from $4.93 on December 31, 2005.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2006 or December 31, 2005.

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

Investments in available for sale securities of $47,062,892 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2006. Included in corporate securities are holdings of Ford Motor Company and General Motors Corporation, which were recently downgraded to junk status. The Company feels this is a temporary impairment and will not be written down due to the strong interest rates associated with these securities and the ability of both companies to turn around their sluggish sales in both the short and long term.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $3,389,000 and $8,281,000 on June 30, 2006 and December 31, 2005, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on June 30, 2006, were $277,806,738 compared to $257,574,925 on December 31, 2005.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $20,231,813 increase in loans was due to stronger real estate and commercial demand due to local economies improving in the areas covered by Waccamaw Bank and also the acquisition of $4,500,000 in loans from the Bank of Heath Springs acquisition.  This resulted in increased construction and development during the first six months of 2006.

Deposits

Deposits on June 30, 2006, were $306,150,962 compared to $271,035,468 on December 31, 2005. Interest-bearing accounts represented 87.48% of total deposits at June 30, 2006 and 90.65% of total deposits at December 31, 2005. The significant increase in deposits, necessary to satisfy strong loan demand, was the result of an aggressive marketing and advertising program offering higher deposit rates at the Bank and also the acquisition of $14,400,000 in deposits from the Bank of Heath Springs acquisition.

Liabilities

Securities sold under agreements to repurchase on June 30, 2006, were $4,725,000 compared to $2,736,000 on December 31, 2005. Long-term debt on June 30, 2006 was $11,500,000 compared to $6,500,000 on December 31, 2005 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings on June 30, 2006 were $5,000,000 compared to $10,000,000 on December 31, 2005 as all short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2006 was $24,459,225 compared to $22,498,644 at December 31, 2005. This $1,960,581 increase was largely due to operating profits of $1,733,536. The Bank also exceeds all capital requirements under the leverage guidelines.

For the six months ended June 30, 2006, the operating profit of the Bank was $1,733,536 compared to a $1,382,619 profit for the six months ended June 30, 2005.

Asset Quality

The provision for possible loan losses charged to operations was $620,000 in the first six months of 2006 and $480,000 for the same period of 2005. The reserve for loan losses on June 30, 2006, was $4,601,420 or 1.63% of period end loans.   The increase of $180,000 in loan loss provision was due to the increased loan volume in which the bank increased the loan loss provision adequately to reserve for the increased volume in loans.

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

At June 30, 2006 the Bank had $1,609,178 loans in nonaccrual status as compared to $422,813 at June 30, 2005. There were no repossessed assets at June 30, 2006 and at June 30, 2005.  The increase in non-accrual loans of $1,200,000 from June 30, 2005 to June 30, 2006 was the result of a loan of $1,471,000 that was placed under non-accrual status in the third quarter of 2005.  The bank feels this loan is adequately collateralized and reserved against future losses.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

The Company reported net income of $887,925 or $.19 per share for the three months ended June 30, 2006, as compared with net income of $726,954 or $.16 per share for the three months ended June 30, 2005, an increase of $160,971 or 22.1% in net income. The Company had significant increases in net interest income in the second quarter of 2006 as compared to the second quarter of 2005, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2005 and 2006 and the acquisition of the Bank of Heath Springs, located in Heath Springs, SC on April 28, 2006.

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

For the three months ended June 30, 2006, the net interest income of the Bank was $3,490,829 compared to $2,529,012 for the three months ended June 30, 2005. The increase in net interest income can be attributed to strong growth in loans and increases in net interest margin.

Provision for Loan Losses

The Company expensed $515,000 as the provision for loan losses in the second quarter of 2006, as compared to the $255,000 provision for loan losses in the second quarter of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that my affect a borrower’s ability to repay. The increase in the provision for loan losses was due to the increase in real estate and commercial loan demand in the second quarter of 2006 versus the second quarter of 2005.

Non-Interest Income

Non-interest income totaled $602,000 for the three months ended June 30, 2006 as compared with $568,000 for the three months ended June 30, 2005. The principal reason for the increase of $34,000 in total non-interest income for the current quarter was the increase of $39,000 in net servicing fees from mortgage and investments. Increases of $9,000 in services charges on deposit accounts and decreases in other operating income of $41,000 and $27,000 in earnings on bank owned life insurance made up the difference in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Non-Interest Expenses

Non-interest expenses totaled $2.2 million for the three months ended June 30, 2006, an increase of $500,000 or 30.3% over the $1.7 million reported for the three months ended June 30, 2005. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of two new branches and the acquisition of the Bank of Heath Springs, located in Heath Springs, SC on April 28, 2006. For the three months ended June 30, 2006, personnel costs increased by $270,000, or 29.2% to $1,194,000 as compared to $924,000 for the three months ended June 30, 2005.

Provision for Income Taxes

The Company provided $480,000 for income taxes during the three months ended June 30, 2006, compared to a provision for income taxes of $419,000 for the three months ended June 30, 2005.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

The Company reported net income of $1,733,536 or $.38 per share for the six months ended June 30, 2006, as compared with net income of $1,382,619 or $.31 per share for the six months ended June 30, 2005, an increase of $350,917 or 25.4% in net income. The Company had significant increases in net interest income in the first six months of 2006 as compared to the first six months of 2005, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2005 and 2006 and the acquisition of the Bank of Heath Springs located in Heath Springs, SC on April 28, 2006.

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

For the six months ended June 30, 2006, the net interest income of the Bank was $6,592,896 compared to $4,814,299 for the six months ended June 30, 2005. The increase in net interest income can be attributed to strong growth in loans and increases in net interest margin.

Provision for Loan Losses

The Company expensed $620,000 to provision for loan losses in 2006, as compared to the $480,000 provision for loan losses in 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that my affect a borrower’s ability to repay. The increase in the provision for loan losses was due to the increase in real estate and commercial loan demand.

Non-Interest Income

Non-interest income totaled $1,250,000 for the six months ended June 30, 2006 as compared with $1,102,000 for the six months ended June 30, 2005. The principal reason for the increase of $148,000 in total non-interest income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was an increase of $53,000 in net servicing fees from mortgage and investments. Increases of $50,000 in other operating income, an increase of $26,000 in earnings on bank owned life insurance and an increase of $20,000 in service charges made up the difference in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Non-Interest Expenses

Non-interest expenses totaled $4.3 million for the six months ended June 30, 2006, an increase of $1,000,000 or 32.7% over the $3.3 million reported for the six months ended June 30, 2005. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current year associated with new hires and the opening of two new branches and the acquisition of the Bank of Heath Springs, located in Heath Springs, SC on April 28, 2006. For the six months ended June 30, 2006, personnel costs increased by $646,000, or 36.5% to $36.5 million as compared to $1.8 million for the six months ended June 30, 2005.

Provision for Income Taxes

The Company provided $1,156,000 for income taxes during the six months ended June 30, 2006, compared to a provision for income taxes of $788,000 for the six months ended June 30, 2005.

Interest Sensitivity and Liquidity

One of the principal duties of the Bank’s Asset/Liability Management Committee (“ALCO”) is management of interest rate risk. The Bank utilizes quarterly asset/liability reports prepared internally to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

Another function of ALCO is maintaining adequate liquidity and planning for future liquidity needs. Having adequate liquidity means the ability to meet current needs, including deposit withdrawals and commitments, in an orderly manner without sacrificing earnings. The Bank funds its investing activities, including making loans and purchasing investments, by attracting deposits and utilizing short-term borrowings when necessary.

At June 30, 2006, the liquidity position of the Bank was strong, with short-term liquid assets of $29,934,000 or 8.26% of total assets.

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

ALCO meets on a monthly basis in order to assess interest rate risk, liquidity, capital and overall balance sheet management through rate shock analysis measuring various interest rate scenarios over the future 12 months. Through ALCO, the Company is able to determine fluctuations to net interest income from changes in the Prime Rate of up to 300 basis points up or down during a 12-month period. ALCO also reviews policies and procedures related to funds management and interest rate risk based on local, national and global economic conditions along with funding strategies and balance sheet management to minimize the potential impact of earnings and liquidity from interest rate movements.

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

At the bank’s annual meeting of shareholders held on April 20, 2006, the shareholders (1.) Elected Dr. Maudie M. Davis, James E. Hill, Jr. and Alan W. Thompson to serve as directors of the bank and (2.) Ratified the appointment of Larrowe & Company, P.L.C. as the Company’s independent registered public accounting firm for 2006.

The following proposals were voted for:

Proposal 1 – Election of Directors
Dr. Maudie M. Davis	votes for 3,481,173	withheld 10,600	abstain -0-
James E. Hill, Jr.	votes for 3,481,958	withheld 9,815	abstain - 0-
Alan W. Thompson	votes for 3,485,004	withheld 6,769	abstain - 0-

Proposal 2 – To ratify the selection of Larrowe & Company, P.L.C. as the Company’s independent registered public accounting firm for 2006.

Votes for 3,470,189 against 2,206 abstain 19,378

Item 6.	Exhibits

	31.1	Section 302 Certification – CEO

	31.2	Section 302 Certification – CFO

	32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: August 11, 2006	By:	/s/ David A. Godwin

David A. Godwin
Chief Financial Officer
(Principal Financial Officer)