Form 10-Q
period 2006-09-30
WACCAMAW BANKSHARES INC
filed 2006-11-15
CIK 1144686

United States Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 14, 2006 there were 4,837,666 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

WACCAMAW BANKSHARES, INC.
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets:
Cash and due from banks	$7,002,333	6,954,425
Interest-bearing deposits with banks	1,413,048	707,708
Federal funds sold	856,000	8,281,000
Investment securities, available for sale	49,684,559	33,208,250
Restricted equity securities	2,142,206	2,005,906
Loans, net of allowance for loan losses of $5,031,748 in 2006, and $3,939,002 in 2005	289,789,176	257,574,925
Other real estate owned	87,203	113,886
Property and equipment, net	6,062,072	3,380,179
Goodwill	2,665,602	—
Intangible assets, net	994,850	877,736
Accrued income	2,363,974	1,604,477
Bank owned life insurance	5,366,311	5,208,929
Other assets	3,038,812	2,874,578

Total assets	$371,466,146	$322,791,999

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$34,667,291	$25,348,916
Interest-bearing deposits	275,977,704	245,686,552

Total deposits	310,644,995	271,035,468
Securities sold under agreements to repurchase	4,920,000	2,736,000
Short-term borrowings	5,000,000	10,000,000
Long-term debt	11,500,000	6,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	1,258,829	1,065,996
Other liabilities	308,557	707,891

Total liabilities	341,880,381	300,293,355

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 4,837,666 and 4,564,587 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	17,369,282	13,256,961
Retained earnings	12,226,191	9,564,875
Accumulated other comprehensive income	(9,708)	(323,192)

Total stockholders’ equity	29,585,765	22,498,644

Total liabilities and stockholders’ equity	$371,466,146	$322,791,999

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Nine-months ended September 30, 2006 and Nine-months ended September 30, 2005 (Unaudited)

	Nine Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2005

Interest income
Loans and fees on loans	$16,313,438	$11,638,840
Federal funds sold	211,262	296,428
Investment securities, taxable	1,586,118	990,963
Investment securities, nontaxable	237,886	68,971

Total interest income	18,348,704	12,995,202

Interest expense
Deposits	6,745,731	4,386,808
Federal funds purchased and securities sold under agreements to repurchase	138,015	57,615
Other borrowed funds	1,097,035	817,892

Total interest expense	7,980,781	5,262,315

Net interest income	10,367,923	7,732,887
Provision for loan losses	1,090,000	1,180,000

Net interest income after provision for loan losses	9,277,923	6,552,887

Noninterest income
Service charges on deposit accounts	821,772	818,760
Mortgage origination income	278,709	215,901
Other operating income	647,007	517,498
Earnings on bank owned life insurance	179,676	141,097
Net realized gains (losses) on sale or maturity of investment securities	(753)	(909)

Total noninterest income	1,926,411	1,692,347

Noninterest expense
Salaries and employee benefits	3,859,166	2,693,528
Occupancy and equipment	797,421	598,161
Data processing	558,207	463,396
Amortization expense of intangible assets	202,034	189,534
Other expense	1,465,722	1,101,790

Total noninterest expense	6,882,550	5,046,409

Income (loss) before income taxes	4,321,784	3,198,825
Income Tax Expense	1,660,468	1,070,615

Net income	$2,661,316	$2,128,210

Basic earnings income per share	$.58	$.47

Diluted earnings income per share	$.56	$.45

Weighted average shares outstanding	4,602,318	4,537,367

Diluted average shares outstanding	4,743,168	4,737,050

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended September 30, 2006 and Quarter ended September 30, 2005 (Unaudited)

	Quarter Ended Sept 30, 2006	Quarter Ended Sept 30, 2005

Interest income
Loans and fees on loans	$5,979,263	$4,418,248
Federal funds sold	18,625	138,696
Investment securities, taxable	629,790	346,342
Investment securities, nontaxable	90,813	22,991

Total interest income	6,718,491	4,926,277
Interest expense
Deposits	2,482,425	1,721,863
Fed funds purchased and securities sold under agreements to repurchase	77,082	21,765
Other borrowed funds	383,957	264,061

Total interest expense	2,943,464	2,007,689

Net interest income	3,775,027	2,918,588
Provision for loan losses	470,000	700,000

Net interest income after provision for loan losses	3,305,027	2,218,588

Noninterest income
Service charges on deposit accounts	268,740	285,805
Mortgage origination income	100,891	90,818
Other operating income	241,224	161,329
Earnings on bank owned life insurance	66,172	53,290
Net realized gains (losses) on sale or maturity of investment securities	(122)	(798)

Total noninterest income	676,905	590,444

Noninterest expense
Salaries and employee benefits	1,441,375	921,658
Occupancy and equipment	291,881	204,834
Data processing	205,279	150,883
Amortization expense of intangible assets	50,678	63,177
Other expense	560,966	440,439

Total noninterest expense	2,550,179	1,780,991

Net income	1,431,753	1,028,041
Income Tax Expense	503,973	282,450

Net income	$927,780	$745,591

Basic earnings income per share	$.20	$.16

Diluted earnings income per share	$.20	$.16

Weighted average shares outstanding	4,639,074	4,546,312

Diluted average shares outstanding	4,755,309	4,753,358

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Nine-months ended September 30, 2006 and Nine-months ended September 30, 2005 (Unaudited)

	Nine-Months Ended Sept 30, 2006	Nine-Months Ended Sept 30, 2005

Cash flows from operating activities
Net income	$2,661,316	$2,128,210
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	462,179	387,068
Stock-based compensation	73,490	—
Provision for loan losses	1,090,000	1,180,000
Accretion of discount on securities, net of amortization of premiums	44,308	69,066
(Gain) loss on sale of investment securities	753	909
(Gain) loss from sale of other real estate	(1,276)	—
Changes in assets and liabilities:
Accrued income	(721,558)	(275,313)
Other assets	(483,107)	(524,944)
Accrued interest payable	192,833	279,322
Other liabilities	(399,334)	(238,222)

Net cash provided (used) by operating activities	2,919,604	3,006,096

Cash flows from investing activities
Net (increase) decrease in federal funds sold	7,425,000	(5,726,000)
Purchases of investment securities	(13,281,605)	(9,412,917)
Maturities of investment securities	4,370,685	5,412,987
Net increase in loans	(28,843,672)	(49,758,719)
Proceeds from sale of other real estate	83,751	—
Sales of investment securities	935,000	1,371,150
Purchases of property and equipment	(2,658,835)	(194,685)
Acquisition of Bank of Heath Springs	(1,641,512)	—

Net cash used in investing activities	(33,611,188)	(58,308,184)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	5,296,930	8,083,739
Net increase in interest-bearing deposits	19,925,071	53,337,532
Net increase in securities sold under agreements to repurchase	2,184,000	(558,000)
(Repayments) proceeds from short-term borrowings	(5,000,000)	—
(Repayments) proceeds from long-term debt	5,000,000	(2,000,000)
Proceeds from exercise of stock options	255,655	80,429
Excess tax benefit from stock-based compensation	201,151	—
Proceeds from issuance of common stock	3,582,025	—

Net cash provided by financing activities	31,444,832	58,943,700

Increase (decrease) in cash and cash equivalents	753,248	3,641,612
Cash and cash equivalents, beginning	7,662,133	4,725,787

Cash and cash equivalents, ending	$8,415,381	$8,367,399

Supplemental disclosure of cash flow information
Interest paid	$7,787,948	$4,982,993

Taxes paid	$2,271,194	$1,523,480

Supplemental disclosure of non cash activity
Other real estate acquired in settlement of loans	$55,792	$117,872

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of  Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of September 30, 2006 and December 31, 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months and three months ended September 30, 2006 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-K for the year ended December 31, 2005.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2006 and December 31, 2005, the Bank had no investments classified as held to maturity.

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

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower’s financial condition is such that collection of interest is doubtful.

NOTE 2. EARNINGS PER SHARE

Earnings per share for the nine months and quarters ended September 30, 2006 and 2005 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the nine months and the quarters ended September 30, 2006 and 2005 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

At September 30, 2006, the Bank had 210,707 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. No warrants were outstanding at September 30, 2005.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005

Commitment to extend credit	$60,702,000	$52,574,000
Standby letters of credit	1,125,000	1,325,000

NOTE 4.  STOCK OPTION PLANS

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

Compensation cost charged to income was approximately $73,490 for the nine months ended September 30, 2006.  No income tax benefit was recognized for share-based compensation.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company’s Board of Directors has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan).  Under each plan up to 458,258 shares may be issued for a total of 916,516 shares (adjusted for stock dividends).  Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans must be set by the Board of Directors at the date of grant and cannot be less than 100% of fair market value of the related stock at the date of the grant.  Under both plans, vesting is determined by the specific option agreements.  It is the Company’s policy to issue new shares to satisfy option exercises.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the nine-months ended September 30, 2006: expected volatility of 8.7%; risk-free interest rate of 6.00%; and expected lives of 10 years.  The weighted average fair value of stock options granted during the nine-months was $7.52.

Cash received from option exercises under the plans for the nine month period ended September 30, 2006 was $255,656.  The total intrinsic value of options exercised during the nine month period ended September 30, 2006 was $773,746.

A summary of option activity under the Plan as of and changes during the nine month period ended September 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	520,072	$10.60
Granted	7,000	$16.83
Forfeited	34,900	$14.73
Exercised	62,372	$4.10

Outstanding at September 30, 2006	429,800	$11.31	6.1 years	$2,978,514

Exercisable at September 30, 2006	373,449	$10.40	5.7 years	$3,047,344

The total fair value of shares vested during the nine month period ended September 30, 2006 was $73,490.  Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

October 1 – December 31, 2006	$14,377
2007	80,368
2008	79,848
2009	62,472
2010	20,667
2011	3,009

Total	$260,741

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions had the following effect (increase/ (decrease)) on our financial statements:

	Nine-Months Ended Sept 30, 2006	Three-Months Ended Sept 30, 2006

Cash flows from operating activities	$73,490	$48,816

Income before income taxes	$(73,490)	$(48,816)

Net income	$(73,490)	$(48,816)

Net income per share – basic	$(0.02)	$(0.01)

Net income per share - diluted	$(0.02)	$(0.01)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123R with respect to the nine and three-month periods ended September 30, 2005.

	Nine-Months Ended Sept 30, 2005	Three-Months Ended Sept 30, 2005

Net income	$2,128,210	$745,591
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(693,606)	(276,443)

Proforma net income	$1,434,604	$469,148

	Nine-Months Ended Sept 30, 2005	Three-Months Ended Sept 30, 2005

Earnings per share
Basic	$0.47	$0.16

Basic – proforma	$0.32	$0.10

Diluted	$0.45	$0.16

Diluted – proforma	$0.30	$0.10

NOTE 5.  BUSINESS COMBINATION

On April 28, 2006, the Company acquired 100 percent of the outstanding common stock of Bank of Heath Springs in Lancaster County, South Carolina in exchange for $8,000,000.  In conjunction with the acquisition, Bank of Heath Springs was merged into Waccamaw Bank, the Company’s subsidiary.

The acquisition was accounted for as a purchase transaction, and accordingly, the results of operations attributable to the acquired company are included in the consolidated financial statements only from the date of acquisition.  The excess purchase price over fair value of net tangible and identified intangible assets acquired will be evaluated annually for impairment and written down as those values become impaired.  Identified intangible assets will be amortized over their expected useful life.

NOTE 6.  SUBSEQUENT EVENT – UNIT OFFERING

On September 29, 2006, the Company commenced a private placement of up to 400,000 units consisting of one share of convertible preferred stock and one warrant to purchase a share of common stock in a unit offering which expired at 5:00 p.m. local time on October 31, 2006.  The units were offered for sale in a private placement as the Bank sold 59,192 shares of preferred stock and 59,192 warrants. Each warrant entitles the holder to purchase one share of common stock for $24.00 on or before September 30, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the nine months and three months ending September 30, 2006 and 2005 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank is a North Carolina state chartered bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended September 30, 2006, was $927,780 or $.20 per weighted average basic share outstanding compared to a $745,591 net profit or $.16 per weighted average basic share outstanding for the quarter ended September 30, 2005.

On September 30, 2006, Waccamaw Bankshares, Inc. assets totaled $371,466,146 compared to $322,791,999 on December 31, 2005. Net loans were $289,789,176 compared to $257,574,925 on December 31, 2005. Total deposits on September 30, 2006 were $310,644,995 compared to $271,035,468 at the end of 2005. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by FASB 115 increased by  $7,087,121  resulting in a September 30, 2006 book value of $6.12 per share, up from $4.93 on December 31, 2005.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2006 or December 31, 2005.

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

Investments in available for sale securities of $49,684,559 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2006. Included in corporate securities are holdings of Ford Motor Company and General Motors Corporation, which were recently downgraded to junk status. The Company feels this is a temporary impairment and will not be written down due to the strong interest rates associated with these securities and the ability of both companies to turn around their sluggish sales in both the short and long term.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $856,000 and $8,281,000 on September 30, 2006 and December 31, 2005, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on September 30, 2006, were $289,789,176 compared to $257,574,925 on December 31, 2005.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $32,214,251 increase in loans was due to stronger real estate and commercial demand due to local economies improving in Waccamaw Bank’s market areas and also the acquisition of $4,500,000 in loans from the Bank of Heath Springs acquisition.  This resulted in increased construction and development during the first nine months of 2006.

Deposits

Deposits on September 30, 2006, were $310,644,995 compared to $271,035,468 on December 31, 2005. Interest-bearing accounts represented 88.84% of total deposits at September 30, 2006 and 90.65% of total deposits at December 31, 2005. The significant increase in deposits, necessary to satisfy strong loan demand, was the result of an aggressive marketing and advertising program offering higher deposit rates at the Bank and also the acquisition of $14,400,000 in deposits from the Bank of Heath Springs acquisition.

Liabilities

Securities sold under agreements to repurchase on September 30, 2006, was $4,920,000 compared to $2,736,000 on December 31, 2005. Long-term debt at September 30, 2006 was $11,500,000 compared to $6,500,000 on December 31, 2005 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings at September 30, 2006 was $5,000,000 compared to $10,000,000 on December 31, 2005 as all short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2006 was $29,585,765 compared to $22,498,644 at December 31, 2005. This $7,087,121 increase was largely due to operating profits of $2,661,316 and the sale of $3,582,025 of common stock through a rights offering to shareholders pursuant to a prospectus dated July 25, 2006. The Bank sold 210,707 shares of common stock and 210,707 warrants. Each warrant entitles the holder to purchase one share of common stock for $24.00 on or before September 30, 2009. The Bank exceeds all capital requirements under the leverage guidelines.

For the nine months ended September 30, 2006, the operating profit of the Bank was $2,661,316 compared to a $2,128,210  profit for the nine months ended  September 30, 2005.

Asset Quality

The provision for possible loan losses charged to operations was $1,090,000 in the first nine months of 2006 and $1,180,000 for the same period of 2005. The allowance for loan losses on September 30, 2006, was $5,031,748 or 1.71% of period end loans compared to 1.51% for December 31, 2005.  The increase in the allowance for loan losses was due to loan growth.

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

At September 30, 2006 the Bank had $2,085,042 loans in nonaccrual status as compared to $1,685,042 at September 30, 2005. There were no repossessed assets at September 30, 2006 or at September 30, 2005.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

The Company reported net income of $927,780 or $.20 per basic share and $.20 per diluted share for the three months ended September 30, 2006, as compared with net income of $745,591 or $.16 per basic share and $.16 per diluted share for the three months ended September 30, 2005, an increase of $182,189 or 24.4% in net income. The Company had significant increases in net interest income in the third quarter of 2006 as compared to the third quarter of 2005, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2005 and 2006 and the acquisition of the Bank of Heath Springs, located in Heath Springs, SC on April 28, 2006.

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

For the three months ended September 30, 2006, the net interest income of the Bank was $3,775,027 compared to $2,918,588 for the three months ended September 30, 2005. The increase in net interest income can be attributed to strong growth in loans and increases in net interest margin.

Provision for Loan Losses

The Company expensed $470,000 as the provision for loan losses in the third quarter of 2006, as compared to the $700,000 provision for loan losses in the third quarter of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay. The decrease in the provision for loan losses was due to the decline in loan demand in the third quarter of 2006 compared to the loan demand in the third quarter of 2005.

Non-Interest Income

Non-interest income totaled $677,000 for the three months ended September 30, 2006 as compared with $590,000 for the three months ended September 30, 2005. The principal reason for the increase of $87,000 in total non-interest income for the current quarter was increases of $80,000 in other operating income, $10,000 in net servicing fees from mortgage origination income and increases in earnings on bank owned life insurance of $13,000 and a decrease of $17,000 in service charges on deposit accounts.

Non-Interest Expenses

Non-interest expenses totaled $2,600,000 for the three months ended September 30, 2006, an increase of $800,000 or 43.2% over the $1,800,000  reported for the three months ended September 30, 2005. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of new branches. For the three months ended September 30, 2006, personnel costs increased by $519,000, or 56.4% to $1,441,000 as compared to $922,000 for the three months ended September 30, 2005.

Provision for Income Taxes

The Company provided $504,000 for income taxes during the three months ended September 30, 2006, at an effective tax rate of 35% compared to a provision for income taxes of $283,000 for the three months ended September 30, 2005 at an effective tax rate of 27%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

The Company reported net income of $2,661,316 or $.58 per basic share and $.56 per diluted share for the nine months ended September 30, 2006, as compared with net income of $2,128,210 or $.47 per basic share and $.45 per diluted share for the nine months ended September 30, 2005, an increase of $533,106 or 25.0% in net income. The Company had significant increases in net interest income in the first nine months of 2006 as compared to the first nine months of 2005, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2004, 2005 and 2006 and the acquisition of the Bank of Heath Springs located in Heath Springs, SC on April 28, 2006.

Net Interest Income

For the nine months ended September 30, 2006, the net interest income of the Bank was $10,367,923 compared to $7,732,887 for the nine months ended September 30, 2005. The increase in net interest income can be attributed to increases in net interest margin.

Provision for Loan Losses

The Company expensed $1,090,000 to the provision for loan losses in the first nine months of 2006, as compared to the $1,180,000 provision for loan losses in the first nine months of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay. The decrease in the provision for loan losses was due to the decline in loan demand in the third quarter of 2006 compared to the loan demand in the third quarter of 2005.

Non-Interest Income

Non-interest income totaled $1,926,000 for the nine months ended September 30, 2006 as compared with $1,692,000 for the nine months ended September 30, 2005. The principal reason for the increase of $234,000 in total non-interest income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was the increases of $130,000 in other operating income, $63,000 in net servicing fees from mortgage origination income and increases in earnings on bank owned life insurance of $38,000.

Non-Interest Expenses

Non-interest expenses totaled $6,900,000  for the nine months ended September 30, 2006, an increase of $1,800,000 or 36.4% over the $5,100,000  reported for the nine months ended September 30, 2005. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current year associated with new hires and the opening of new branches. For the nine months ended September 30, 2006, personnel costs increased by $1,200,000, or 43.3% to $3,900,000 as compared to $2,700,000 for the nine months ended September 30, 2005.

Provision for Income Taxes

The Company provided $1,660,000 for income taxes during the nine months ended September 30, 2006, at a tax rate of 38% compared to a provision for income taxes of $1,071,000 for the nine months ended September 30, 2005 at a tax rate of 34%.

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

Another function of the ALCO is maintaining adequate liquidity and planning for future liquidity needs. Having adequate liquidity means the ability to meet current needs, including deposit withdrawals and commitments, in an orderly manner without sacrificing earnings. The Bank funds its investing activities, including making loans and purchasing investments, by attracting deposits and utilizing short-term borrowings when necessary.

At September 30, 2006, the liquidity position of the Bank was strong, with short-term liquid assets of $26,680,413 or 7.18% of total assets.

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

The Company’s ALCO meets on a monthly basis in order to assess interest rate risk, liquidity, capital and overall balance sheet management through rate shock analysis measuring various interest rate scenarios over the future 12 months. Through ALCO, the Company is able to determine fluctuations to net interest income from changes in the Prime Rate of up to 300 basis points up or down during a 12-month period. ALCO also reviews policies and procedures related to funds management and interest rate risk based on local, national and global economic conditions along with funding strategies and balance sheet management to minimize the potential impact of earnings and liquidity from interest rate movements.

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

Waccamaw Bankshares, Inc.

Date: November 14, 2006	By:	/s/ David A. Godwin

David A. Godwin
Chief Financial Officer
(Principle Financial Officer)