Form 10-K
period 2006-12-31
WACCAMAW BANKSHARES INC
filed 2007-03-30
CIK 1144686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

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

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $60,438,288.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 4,849,263 shares of Common Stock outstanding as of March 27, 2007:

Documents Incorporated by Reference.

The Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2006
Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders

FORM 10-K CROSS-REFERENCE INDEX

	FORM 10-K	PROXY STATEMENT	ANNUAL REPORT

PART I

Item 1 – Business	X
Item 1A – Risk Factors	X
Item 1B – Unresolved Staff Comments	X
Item 2 – Properties	X
Item 3 – Legal Proceedings	X
Item 4 – Submission of Matters to a Vote Of Security Holders	X

PART II

Item 5–Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 – Selected Financial Data	X
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations			X
Item 7A – Quantitative and Qualitative Disclosures About Market Risk			X
Item 8 – Financial Statements and Supplementary Data			X
Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	X
Item 9A – Controls and Procedures	X
Item 9B – Other Information	X

PART III

Item 10 – Directors, Executive Officers and Corporate Governance	X	X
Item 11 – Executive Compensation		X
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		X
Item 13 – Certain Relationships and Related Transactions, and Director Independence		X
Item 14 – Principal Accounting Fees and Services		X

PART IV

Item 15 – Exhibits, Financial Statement Schedules	X

PART 1

ITEM 1 – BUSINESS

General

Waccamaw Bankshares, Inc. (the “Company”) was formed during 2001 as a financial holding company chartered in the state of North Carolina.  On July 1, 2001, the Company acquired all the outstanding shares of Waccamaw Bank (the “Bank”) in a tax-free exchange.  To date, the only business activities of the Company consist of the activities of the Bank.

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997.  The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices, Brunswick County through four banking offices, New Hanover County through one banking office, Bladen County through one banking office, Lancaster County, South Carolina through one banking office and Horry County through one banking office.  As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the Commissioner of Banks and the Federal Reserve.

Location and Service Area

The Company’s primary service area is Columbus, Brunswick, Bladen and New Hanover Counties of North Carolina and Lancaster and Horry Counties of South Carolina.  The principal business of the Company is to provide comprehensive individual and corporate banking services through its main service area.  These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services that are traditionally available from community banks.

Columbus County is located in the southeastern portion of North Carolina near the South Carolina border.  Whiteville, the largest city in the county is approximately 45 miles west of Wilmington, North Carolina, 150 miles southeast of Charlotte, North Carolina, and 45 miles north of Myrtle Beach, South Carolina.  These cities all have national or regional airports.  Columbus County had a population of 55,000 at the end of 2000.  Per capita income in the county was $14,415 in 2000.

Brunswick County is adjacent to Columbus County to the southeast and also borders South Carolina.  Shallotte, the largest city in the county, is approximately 35 miles southwest of Wilmington and 35 miles northeast of Myrtle Beach.  Brunswick County has a population of 85,000 as of 2000 and had per capita income of $19,857 in 2000.

New Hanover County is a coastal county and adjacent to Brunswick County to the north. Wilmington, the largest city in the county, has a diversified economy which includes shipping, manufacturing, medical and retail industries.  New Hanover County has a population of 174,000 as of 2000 and had per capita income of $23,123 in 2000.

Bladen County is adjacent to Columbus County to the northeast.  Elizabethtown, the largest city in the county is approximately 50 miles northwest of Wilmington and 80 miles northwest of Myrtle Beach.  Bladen County has a population of 33,000 as of 2000 and has per capita income of $14,735 in 2000.

Lancaster County is located near the mid part of the state near the North Carolina border and approximately 40 miles south of Charlotte, NC and fifty miles north of Columbia. These cities all have national or regional airports.  Lancaster County had a population of 61,000 at the end of 2000.  Per capita income in the county was $16,276 in 2000.

Horry County is located in the northeastern portion of South Carolina near the North Carolina border.  Myrtle Beach, the largest city in the county, has a diversified economy which includes tourism, manufacturing, medical and retail industries.   Horry County had a population of 211,000 at the end of 2003.  Per capita income in the county was $19,949 in 2003.

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

Banking is a highly competitive industry.   The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered.  The Bank encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in the Bank’s market area.  There are 14 offices of 5 other commercial banks operating in Columbus County, 36 offices of 9 other commercial banks operating in Brunswick County, 70 offices of 15 other commercial banks operating in New Hanover County, 8 offices of 6 other commercial banks operating in Bladen County, 7 offices of 4 other commercial banks operating in Lancaster County and 116 offices of 21 other commercial banks operating in Horry County.  In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank.  Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust, interstate and international banking services, that the Company cannot or will not provide.

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

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area.  No material portion of deposits have been obtained from a single person or a group of persons.  Management does not believe the loss of any one customer would have a material adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area.  The majority of such customers are depositors.  The Bank generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $3.5 million.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company had no compensated employees.  The Bank presently has 109 full-time equivalent employees consisting of 101 full-time employees and 15 part-time employees.

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

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings.  Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, these rate cuts have had a negative impact on our earnings until we could make appropriate adjustments in our deposit rates.  Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

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

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

– other commercial banks	– securities brokerage firms
– savings banks	– mortgage brokers
– thrifts	– insurance companies
– credit unions	– mutual funds
– consumer finance companies	– trust companies

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

The trading volume in our common stock on the Nasdaq Global Market has been comparable to other similarly sized bank holding companies since trading on the Global Market began. Nevertheless, this trading volume does not compare with more seasoned companies listed on other stock exchanges. Thus, the market in our common stock is somewhat limited in scope relative to some other companies. In addition, we can provide no assurance that a more active and liquid trading market for our stock will develop in the future.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 - PROPERTIES

The Company purchased a 2.44 acre tract of real estate for $233,318 from a Company director to be used as a construction site for a banking facility.  This transactions was effected at arm’s length and management believes that the purchase price was at or below fair market value.  The construction was completed in April of 2001 at a cost of $1.8 million.  The two story building has approximately 12,000 finished square feet.  In addition to the tellers inside the building, the Bank utilizes 3 drive-up lanes and an ATM to service the need of customers.

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

The Bank has four branches located in Brunswick County, one in Shallotte, North Carolina, one in Holden Beach, North Carolina and two in Southport, North Carolina.  The Shallotte branch is housed in a 2,521 square foot facility that includes two drive-up lanes and an ATM.  The building is leased for a term of ten years beginning on February 1, 2000.  The Bank has the option to renew the lease for three additional terms of five years.

The Holden Beach branch is housed in a 1,200 square foot facility that includes one drive-up lane and an ATM.  The building is leased for a term of five years beginning on October 10, 2000.  The Bank has the option to renew the lease for five additional terms of five years.

The Southport Howe Street branch is housed in a 1,860 square foot facility. The land and building are leased for a term of five years beginning on March 1, 2005. The Bank has the option to renew the lease for five additional terms of five years.

The Southport Supply Road branch is housed in a 3,858 square foot facility. The construction was completed in December 2006 at a cost of $1.2 million. The land is leased for a term of five years beginning on March 1, 2005.  The Bank has the option to renew the lease for five additional terms of five years.

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

The Heath Springs branch is housed in a 5,500 square foot facility. The building was purchased from The Bank of Heath Springs for $463,168.

The Conway branch is housed in a 1,350 square foot facility. The Bank has a five year lease beginning on September 1, 2006. The Conway branch is also leasing a 225 square foot facility for a term of one year beginning on October 1, 2006.

The bank has an operations center located on Madison Street in Whiteville which is housed in a 7,700 square foot facility.  The building is leased for a term of seven years beginning on January 1, 2006.  The Bank has the option to renew the lease for five additional terms of five years.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s articles of incorporation authorize it to issue up to 25,000,000 shares of common stock, no par value, of which 4,849,263 shares were issued and outstanding as of March 20, 2007.  The stock is listed on the NASDAQ Global Market under the symbol “WBNK”

The approximate number of holders of the Company’s shares of common stock as of March 20, 2007 is 1,900.  There were 59,192 shares issued and outstanding of the Company’s Series A convertible preferred stock as of March 20, 2007.

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

	2006		2005		2004

	High	Low	High	Low	High	Low

First Quarter	$19.00	$17.50	$19.25	$17.25	$12.08	$10.83
Second Quarter	17.74	16.25	18.75	17.50	15.00	11.00
Third Quarter	18.24	14.95	20.75	18.00	22.25	14.90
Fourth Quarter	18.00	15.11	19.55	17.50	27.15	17.99

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

On December 20, 2006, the Company sold 59,192 units, each consisting of one share of the Company’s Series A Preferred Stock and one warrant to purchase one share of common stock at $24.00.  The units were sold for $17.00 each for an aggregate offering price of $1,006,264.  The units were privately placed in accordance with, and in a transaction exempt from registration under the Securities Act of 1933 by, Section 4(2) of the Securities Act, Regulation D and Rule 506 thereunder.  The units were sold to 20 individuals or entities, inclusive of accredited and non-accredited investors as those terms are defined by Regulation D.

The Series A Preferred Stock, issued in connection with the unit placement, are convertible to shares of common stock of the Company at the election of the holder of the Series A Preferred Stock on a date which is not before one year and one day after the units were first issued or at the election of the Company if the holders of the Preferred Stock would be afforded any voting rights under North Carolina law.  The warrants may be converted into shares of common stock upon the payment by the holder of the exercise price of $24.00 per share.  The warrants may be exercised at any time before 5:00 p.m., Eastern Standard Time, September 30, 2009.

ITEM 6 – SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002

	(thousands, except share data and ratios)
Summary of Operations:
Interest income	$25,379	$18,228	$11,450	$9,957	$9,594
Interest expense	11,226	7,536	3,766	3,627	3,978

Net interest income	14,153	10,692	7,684	6,330	5,616
Provision for credit losses	1,450	1,370	819	730	794

Net interest income after provision for loan losses	12,703	9,322	6,865	5,600	4,822
Total non-interest income	2,581	2,269	2,445	2,053	1,370
Total non-interest expense	9,422	6,967	5,687	4,436	3,893

Income before income taxes	5,862	4,624	3,623	3,217	2,299
Income tax (expense) benefit	(2,210)	(1,589)	(1,209)	(1,210)	(740)

Net income	$3,652	$3,035	$2,414	$2,007	$1,559

Per Common Share Data: [1]
Basic earnings per share	$.78	$.67	$.54	$.45	$.36
Diluted earnings per share	.76	.64	.52	.43	.34
Market Price
High	19.00	20.75	27.15	12.08	6.25
Low	14.95	17.25	10.83	6.25	4.63
Close	16.37	17.75	18.00	11.35	6.25
Book value	6.35	4.93	4.39	3.80	3.32
Selected Average Balances:
Total assets	$356,675	$302,381	$217,035	$177,563	$152,559
Loans, net	279,625	238,579	168,757	137,403	114,823
Securities	46,561	31,257	29,068	19,663	18,309
Interest-earning assets	331,713	284,320	200,982	165,847	141,980
Deposits	298,324	252,994	169,162	147,663	125,725
Interest-bearing liabilities	295,596	256,492	179,696	146,438	123,873
Shareholders’ equity	25,945	20,254	17,941	15,633	13,611
Selected Year-End Balance Sheet Data:
Total assets	$399,581	$322,792	$258,412	$193,207	$161,315
Loans, net	312,253	257,575	206,666	142,342	125,669
Securities	52,986	35,214	30,232	24,053	20,696
Interest-earning assets	374,047	306,987	247,432	181,648	149,650
Deposits	327,352	271,035	207,642	154,796	130,723
Interest-bearing liabilities	315,346	273,171	218,592	158,828	132,202
Shareholders’ equity	31,703	22,499	19,899	16,963	14,594
Selected Performance Ratios:
Return on average assets	1.02%	1.00%	1.11%	1.13%	1.02%
Return on average equity	14.07%	14.98%	13.46%	12.84%	11.46%
Net interest margin	4.27%	3.76%	3.82%	3.82%	3.96%
Asset Quality Ratios:
Nonperforming loans to period-end loans	.49%	80%	1.16%	.93%	1.65%
Allowance for loan losses to period-end loans	1.54%	1.50%	1.33%	1.53%	1.45%
Net loan charge-offs to average loans	.20%	.09%	0.15%	0.27%	0.32%
Capital Ratios:
Total risk-based capital	11.82%	12.36%	13.64%	14.24%	11.22%
Tier 1 risk-based capital	10.57%	11.11%	10.53%	12.91%	9.97%
Leverage ratio	9.61%	9.37%	9.44%	10.47%	8.05%
Equity to assets ratio	7.93%	6.97%	7.70%	8.78%	9.04%
Capital Ratios:
Number of banking offices	11	8	6	5	5
Number of full time equivalent employees	109	85	73	58	55

[1]	Adjusted for the effects of 6 for 5 stock splits in 2003 and 2004 and 2 for 1 stock split in 2004.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference to the Company’s 2006 annual report to stockholders.

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

Expected Maturities of Market Sensitive Instruments Held at December 31, 2006
($ in thousands)

	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total	Average Interest Rate	Estimated Fair Value

Earning Assets:
Loans	$190,776	$20,914	$74,622	$31,278	$317,590	8.08%	$316,540
Investments	740	3,762	8,572	39,912	52,986	5.43%	52,986
Federal funds sold	2,598	—	—	—	2,598	4.88%	2,598
Deposits with banks	1,181	—	—	—	1,181	4.68%	1,181

Total	195,295	24,676	83,194	71,190	374,355	7.65%	373,305
Interest-bearing liabilities:
Demand accounts	29,045	—	—	—	29,045.75%		29,045
Savings and money market	65,798	—	—	—	65,798	3.03%	65,798
Time deposits	39,264	118,761	21,328	3,992	183,345	4.27%	183,717
Repurchase agreements and Purchased funds	5,410	—	—	—	5,410	4.40%	5,410
Long-term debt	—	—	9,500	14,000	23,500	4.95%	23,509
Junior subordinated debentures	8,248	—	—	—	8,248	8.05%	8,000

Total	$147,765	$118,761	$30,828	$17,992	$315,346	3.80%	$315,479

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and the Report of independent registered public accounting firm set forth on pages 14 through 46 of the Company’s 2006 Annual Report to Stockholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of December 31, 2006 and 2005

2.	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

3.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

5.	Notes to Consolidated Financial Statements

6.	Report of independent registered public accounting firm

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, pages 4-9, 13-14 and 19-20.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to its directors and to all of its executive officers, including without limitation its principal executive officer and principal financial officer.  A copy of the Company’s Code of Ethics is provided at the Company’s website: www.waccamawbank.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, pages 10-18.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, pages 3-4.

Set forth below is certain information regarding the Company’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders	430,300	$11.32	152,704
Equity compensation plans not approved by security holders	None	None	None
Total	430,300	$11.32	152,704

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, pages 6 and 9.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, page 19.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

WACCAMAW BANKSHARES, INC.

March 22, 2007	/s/ James G. Graham

Date	James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham	President and Chief Executive Officer	March 22, 2007

James G. Graham

/s/ M. B. “Bo” Biggs	Director	March 22, 2007

M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	March 22, 2007

Dr. Maudie M. Davis

/s/ E. Autry Dawsey, Sr.	Director	March 22, 2007

E. Autry Dawsey, Sr.

/s/ Monroe Enzor, III	Director	March 22, 2007

Monroe Enzor, III

/s/ James E. Hill, Jr.	Director	March 22, 2007

James E. Hill, Jr.

/s/ Alan W. Thompson	Director, Chairman of the Board	March 22, 2007

Alan W. Thompson

/s/ Dale Ward	Director	March 22, 2007

Dale Ward

/s/ J. Densil Worthington	Director	March 22, 2007

J. Densil Worthington

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate**

10.1	Employment Agreement of James G. Graham***

10.2	Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3	Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

13	Annual Report to Stockholders (Filed herewith)

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement***

*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8-K12g3, as filed with the Commission on July 1, 2001.

**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.

****	Filed with the Commission pursuant to Rule 14a-6.