Form 10-K/A
period 2006-12-31
WACCAMAW BANKSHARES INC
filed 2007-04-03
CIK 1144686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

PART 1

EXPLANATORY NOTE

We are filing this Amendment of Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2006, which was filed March 30, 2007 (the “Form 10-K”) to amend pages 46 and 64 of the annual report. On page 46 of the annual report, the address and signature of the independent auditors of the Report of Independent Registered Public Accounting Firm was inadvertently left off the 10-K as this is corrected under the 10-K/A. On page 64 of the annual report, information regarding the Annual Meeting, Requests for Information and Federal Deposit Insurance Corporation was inadvertently left off the 10-K as this is corrected under the 10-K/A.

Elliott Davis, PLLC
104 Cranberry Road
Post Office Box 760
Galax, VA 24333
Elliott Davis
Accountants and Business Advisors	Phone 276.238.1800
Fax 276.238.1801

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Waccamaw Bankshares, Inc.
Whiteville, North Carolina

We have audited the consolidated balance sheets of Waccamaw Bankshares, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waccamaw Bankshares, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, PLLC

Galax, Virginia
February 27, 2007

46

Financial Ratios

The following table summarizes ratios considered to be significant indicators of the Bank’s operating results and financial condition for the periods indicated.

Key Financial Ratios

	2006	2005	2004

Average equity to average assets	7.27%	6.70%	8.27%
Return on average assets	1.02%	1.00%	1.11%
Return on average equity	14.07%	14.98%	13.46%

Annual Meeting

The annual meeting of stockholders will be held Thursday, April 19, 2007 at 7:00 p.m. at the Vineland Station Train Depot, Whiteville, North Carolina.

Requests for Information

Requests for information should be directed to Mr. James G. Graham, President, at Waccamaw Bankshares, Inc., Post Office Box 2009, Whiteville, North Carolina, 28472; telephone (910) 641-0044.

Independent Auditors	Stock Transfer Agent	Legal Counsel

Elliott Davis, PLLC	First Citizens Bank	Gaeta & Eveson, PA
Certified Public Accountants	& Trust Company	8305 Falls of Neuse Road
Post Office Box 760	Post Office Box 29522	Suite 203
Galax, Virginia 24333	Raleigh, North Carolina 27626-0522	Raleigh, North Carolina 27615

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC.  This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

64

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

April 2, 2007	/s/ James G. Graham

Date	James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham	President and	April 2, 2007

James G. Graham	Chief Executive Officer

/s/ M. B. “Bo” Biggs	Director	April 2, 2007

M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	April 2, 2007

Dr. Maudie M. Davis

/s/ E. Autry Dawsey, Sr.	Director	April 2, 2007

E. Autry Dawsey, Sr.

/s/ Monroe Enzor, III	Director	April 2, 2007

Monroe Enzor, III

/s/ James E. Hill, Jr.	Director	April 2, 2007

James E. Hill, Jr.

/s/ Alan W. Thompson	Director, Chairman of the Board	April 2, 2007

Alan W. Thompson

/s/ Dale Ward	Director	April 2, 2007

Dale Ward

/s/ J. Densil Worthington	Director	April 2, 2007

J. Densil Worthington