Form 10-K/A
period 2006-12-31
WACCAMAW BANKSHARES INC
filed 2007-04-13
CIK 1144686

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 4,849,263 shares of Common Stock outstanding as of March 27, 2007:

Documents Incorporated by Reference.

The Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2006

Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders

PART 1

EXPLANATORY NOTE

We are filing this Amendment of Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2006, which was filed March 30, 2007 (the “Form 10-K”) to amend pages 46 and 64 of the annual report. On page 46 of the annual report, the address and signature of the independent auditors of the Report of Independent Registered Public Accounting Firm was inadvertently left off the 10-K as this is corrected under the 10-K/A. On page 64 of the annual report, information regarding the Annual Meeting, Requests for Information and Federal Deposit Insurance Corporation was inadvertently left off the 10-K as this is corrected under the 10-K/A. Also included in this 10-K/A are the financial statements in which the independent auditors have based their opinion on the Report of Independent Registered Public Accounting Firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

April 12, 2007	/s/ James G. Graham
Date
James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham	President and	April 12, 2007
Chief Executive Officer
James G. Graham

/s/ M. B. “Bo” Biggs	Director	April 12, 2007

M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	April 12, 2007

Dr. Maudie M. Davis

/s/ E. Autry Dawsey, Sr.	Director	April 12, 2007

E. Autry Dawsey, Sr.

/s/ Monroe Enzor, III	Director	April 12, 2007

Monroe Enzor, III

/s/ James E. Hill, Jr.	Director	April 12, 2007

James E. Hill, Jr.

/s/ Alan W. Thompson	Director, Chairman	April 12, 2007
of the Board
Alan W. Thompson

/s/ Dale Ward	Director	April 12, 2007

Dale Ward

/s/ J. Densil Worthington	Director	April 12, 2007

J. Densil Worthington

	2006	2005

Assets
Cash and due from banks	$9,183,383	$6,954,425
Interest-bearing deposits with banks	790,360	707,708

Total cash and cash equivalents	9,973,743	7,662,133
Federal funds sold	2,598,000	8,281,000
Investment securities, available for sale	50,529,163	33,208,250
Restricted equity securities	2,457,206	2,005,906
Loans, net of allowance for loan losses of $4,885,992 in 2006 and $3,939,002 in 2005	312,253,190	257,574,925
Property and equipment, net	6,671,773	3,380,179
Goodwill	2,665,602	—
Intangible assets, net	930,555	877,736
Accrued income	2,627,020	1,604,477
Bank owned life insurance	5,419,130	5,208,929
Other assets	3,455,911	2,988,464

Total assets	$399,581,293	$322,791,999

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$49,163,297	$25,348,916
Interest-bearing deposits	278,188,470	245,686,552

Total deposits	327,351,767	271,035,468
Securities sold under agreements to repurchase	5,410,000	2,736,000
Short-term borrowings	—	10,000,000
Long-term debt	23,500,000	6,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	1,412,300	1,065,996
Other liabilities	1,956,596	707,891

Total liabilities	367,878,663	300,293,355

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 59,192 issued in 2006; none outstanding in 2005	993,112	—
Common stock, no par; 25,000,000 shares authorized; 4,837,666 shares issued in 2006; 4,564,587 shares issued in 2005	17,338,231	13,256,961
Retained earnings	13,216,891	9,564,875
Accumulated other comprehensive (loss) income	154,396	(323,192)

Total stockholders’ equity	31,702,630	22,498,644

Total liabilities and stockholders’ equity	$399,581,293	$322,791,999

Consolidated Statements of Income
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Interest income
Loans and fees on loans	$22,584,611	$16,330,154	$10,137,520
Investment securities, taxable	2,195,843	1,338,903	1,170,722
Investment securities, nontaxable	330,656	95,806	100,430
Federal funds sold	226,152	436,147	33,007
Deposits with banks	42,205	26,949	8,797

Total interest income	25,379,467	18,227,959	11,450,476

Interest expense
Deposits	9,488,101	6,313,174	3,004,161
Federal funds purchased and securities sold under agreements to repurchase	225,725	76,247	40,978
Other borrowed funds	1,512,314	1,146,161	720,841

Total interest expense	11,226,140	7,535,582	3,765,980

Net interest income	14,153,327	10,692,377	7,684,496
Provision for loan losses	1,450,000	1,370,000	819,500

Net interest income after provision for loan losses	12,703,327	9,322,377	6,864,996

Noninterest income
Service charges on deposit accounts	1,100,378	1,094,649	991,701
Mortgage origination income	373,726	270,321	195,679
Income from mortgage banking investee	—	—	296,633
Income from financial services	289,958	87,084	85,217
Earnings on bank owned life insurance	239,998	193,639	227,160
Net realized (losses) gains on sale or maturity of investment securities	(890)	(1,062)	14,388
Net realized gains on sale of interest in mortgage banking investee	44,094	36,848	134,025
Other operating income	533,906	587,267	500,523

Total noninterest income	2,581,170	2,268,746	2,445,326

Noninterest expense
Salaries and employee benefits	5,274,052	3,733,723	3,003,019
Occupancy and equipment	1,105,461	805,095	692,298
Data processing	809,187	629,080	431,415
Amortization expense	272,712	252,712	252,036
Foreclosed assets expense, net	—	—	35,060
Other expense	1,960,683	1,545,972	1,273,294

Total noninterest expense	9,422,095	6,966,582	5,687,122

Income before income taxes	5,862,402	4,624,541	3,623,200
Income tax expense	2,210,386	1,589,168	1,208,881

Net income	$3,652,016	$3,035,373	$2,414,319

Basic earnings per share	$.78	$.67	$.54

Diluted earnings per share	$.76	$.64	$.52

Weighted average shares outstanding	4,661,706	4,543,386	4,507,523

Weighted average dilutive shares outstanding	4,836,576	4,766,013	4,595,501

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2003	$—	$12,760,330	$4,115,183	$87,460	$16,962,973
Comprehensive income
Net income	—	—	2,414,319	—	2,414,319
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $76,489	—	—	—	148,479	148,479
Reclassification adjustment, net of income taxes of ($4,892)	—	—	—	(9,496)	(9,496)

Total comprehensive income					2,553,302
Issuance of common stock	—	127,100	—	—	127,100
Exercise of stock options	—	161,901	—	—	161,901
Excess tax benefits from stock-based compensation	—	116,729	—	—	116,729
Redemption of fractional shares	—	(23,448)	—	—	(23,448)

December 31, 2004	—	13,142,612	6,529,502	226,443	19,898,557
Comprehensive income
Net income	—	—	3,035,373	—	3,035,373
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of ($283,507)	—	—	—	(550,336)	(550,336)
Reclassification adjustment, net of income taxes of $361	—	—	—	701	701

Total comprehensive income					2,485,738
Exercise of stock options	—	114,349	—	—	114,349

December 31, 2005	—	13,256,961	9,564,875	(323,192)	22,498,644
Comprehensive income
Net income	—	—	3,652,016	—	3,652,016
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $245,728	—	—	—	477,001	477,001
Reclassification adjustment, net of income taxes of $303	—	—	—	587	587

Total comprehensive income					4,129,604
Issuance of common stock	—	3,582,019	—	—	3,582,019
Issuance of preferred stock	1,006,264	—	—	—	1,006,264
Stock based compensation	—	88,063	—	—	88,063
Exercise of stock options	—	255,654	—	—	255,654
Excess tax benefits from stock-based compensation	—	201,151	—	—	201,151
Stock issuance costs	(13,152)	(45,617)	—	—	(58,769)

December 31, 2006	$993,112	$17,338,231	$13,216,891	$154,396	$31,702,630

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities
Net income	$3,652,016	$3,035,373	$2,414,319
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	630,247	522,383	492,479
Stock-based compensation	88,063	—	—
Provision for loan losses	1,450,000	1,370,000	819,500
Accretion of discount on securities, net of amortization of premiums	72,027	87,726	72,515
(Gain)loss on sale of investment securities	890	1,062	(14,388)
Gain on sale of investment in mortgage banking investee	(44,094)	(36,848)	(134,025)
Income from bank owned life insurance	(239,998)	(193,639)	(227,160)
Deferred taxes	(307,088)	(456,679)	(147,704)
Benefit of non-qualified stock option exercise	201,151	—	116,729
Changes in assets and liabilities:
Accrued income	(984,604)	(467,118)	(264,650)
Other assets	(552,167)	(857,207)	(216,683)
Accrued interest payable	331,924	471,007	68,113
Other liabilities	1,278,502	446,690	(378,864)

Net cash provided by operating activities	5,576,869	3,922,750	2,600,181

Cash flows from investing activities
Net (increase) decrease in federal funds sold	5,683,000	(3,752,000)	5,587,000
Net increase (decrease) in securities sold under agreements to repurchase	2,674,000	(532,000)	(386,000)
Purchases of investment securities	(15,946,980)	(14,430,495)	(14,725,560)
Maturities of investment securities	5,877,244	7,058,846	7,715,390
Net increase in loans	(51,516,853)	(52,310,314)	(65,143,092)
Proceeds from sales of investment securities	1,155,000	1,468,057	1,117,880
Purchases of property and equipment	(3,359,954)	(367,814)	(410,799)
Proceeds from sale of other real estate	82,475	371,193	23,252
Acquisition of The Bank of Heath Springs	(1,627,132)	—	—

Net cash used in investing activities	(56,979,200)	(62,494,527)	(66,221,929)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	19,792,936	6,283,014	2,696,402
Net increase in interest-bearing deposits	22,135,837	57,110,760	50,149,363
Net proceeds from short-term borrowings	(10,000,000)	—	—
Net proceeds from long-term debt	17,000,000	(2,000,000)	10,000,000
Proceeds from issuance of common stock	3,837,673	114,349	161,901
Proceeds from issuance of preferred stock	1,006,264	—	—
Stock issuance costs and redemption of fractional shares	(58,769)	—	(23,448)

Net cash provided by financing activities	53,713,941	61,508,123	62,984,218

Increase (decrease) in cash and cash equivalents	2,311,610	2,936,346	(637,530)
Cash and cash equivalents, beginning	7,662,133	4,725,787	5,363,317

Cash and cash equivalents, ending	$9,973,743	$7,662,133	$4,725,787

Supplemental disclosure of cash flow information
Interest paid	$10,879,836	$7,064,575	$3,697,867

Taxes paid	$2,505,414	$2,068,880	$1,614,361

Supplemental disclosure of noncash activities
Stock received for equity in mortgage banking investee	$—	$—	$131,378

Real estate acquired in settlement of loans	$68,146	$31,411	$—

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows, continued For the Years ended December 31, 2006, 2005 and 2004

Schedule of noncash investing transactions related to acquisition

	2006	2005	2004

Acquisition of The Bank of Heath Springs
Assets acquired
Investment securities	$8,206,775	$—	$—
Loans, net of allowance for loan losses $45,942	4,516,371	—	—
Property and equipment, net	302,351	—	—
Other assets	37,939	—	—
Goodwill	2,665,602	—	—
Core deposit intangible	300,000	—	—

	16,029,038	—	—

Liabilities assumed
Deposits	14,387,526	—	—
Other liabilities	14,380	—	—

	14,401,906	—	—

Net noncash assets acquired	$1,627,132	$—	$—

Payment for net assets acquired
Cash paid at closing	$8,000,000	$—	$—
Less cash acquired at closing	6,372,868	—	—

Net cash paid	1,627,132	—	—
Notes issued to stockholders of acquired corporation	—	—	—
Stock issued to stockholders of acquired corporation	—	—	—

	$1,627,132	$—	$—

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Waccamaw Bank (Bank) was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997.  The Bank currently serves Columbus, Brunswick, Bladen and New Hanover counties in North Carolina and Lancaster and Horry counties in South Carolina and surrounding areas through eleven full service banking branches.  As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Reserve.

During 2001, Waccamaw Bankshares, Inc. (Company), a financial holding company chartered in North Carolina was formed.  On June 30, 2001, Waccamaw Bankshares, Inc. acquired all the outstanding shares of Waccamaw Bank in a tax-free exchange.  Waccamaw Financial Services, Inc. is a wholly owned subsidiary of Waccamaw Bank, the primary business activity of which is investment and insurance services.

The accounting and reporting policies of the Company, the Bank, and Waccamaw Financial Services follow generally accepted accounting principles and general practices within the financial services industry.  Following is a summary of the more significant policies.

Critical Accounting Policies

We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Business Segments

The Company reports its activities as a single business segment.  In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

The Bank’s loan portfolio consists primarily of loans in its market area.  Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.  Management believes the economic outlook is positive.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank’s allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations.  Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “interest-bearing deposits with banks”.

Interest-Bearing Deposits with Banks

Interest-bearing deposits mature in one year or less and are carried at cost.

Trading Securities

The Bank does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In determining whether other-than-temporary impairment exists, management considers many factors including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Loans Receivable, continued

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the yield of the related loan.  Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.  Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding.  The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized on the cash-basis or cost-recovery method, as appropriate.  When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status.  Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Property and Equipment

Land is carried at cost.  Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years

Leasehold improvements	5-30
Automobile	5
Furniture and equipment	3-10
Banking house	10-40

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill is assessed at least annually for impairment.  No impairment charges were necessary for the years presented.

Intangible Assets

Intangible assets consist primarily of purchased core deposit intangible assets and are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 112, Goodwill and Other Intangible Assets.  The Company evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.  Intangible assets are currently being amortized over estimated useful lives of 10 years.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  Foreclosed assets are included in other assets on the balance sheet.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Stock Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R).

The Company had applied APB 25 and related Interpretations in accounting for the stock option plan prior to January 1, 2006.  Under APB 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

Advertising Expense

The Company expenses advertising costs as they are incurred.  Advertising expense for the years ended December 31, 2006, 2005, and 2004 was approximately $308,000, $187,000 and $161,000, respectively.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.  Deferred tax assets, net of a valuation allowance if appropriate, and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets).  Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized.  Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Comprehensive Income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investments by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are currently reported as separate components of stockholders’ equity rather than as income or expense.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce the risk attributed to a particular exposure, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. There were no derivatives for the years presented in this report.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks:  The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Interest-bearing deposits with banks: The carrying amounts of interest-bearing deposits that mature in ninety days approximate their fair value. Fair values of other interest-bearing deposits are estimated using a discounted cash flow analysis that applies interest rates currently offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available for sale and held to maturity investment securities:  Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying values of restricted equity securities approximate fair values.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

Loans:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for non-performing loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.  The carrying amount of accrued interest receivable approximates its fair value.

Bank owned life insurance:  The carrying amount of bank owned life insurance, net of accumulated earnings, reflects fair value.

Deposit liabilities:  The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date.  The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.  The carrying amount of accrued interest payable approximates fair value.

Short-term borrowings and securities sold under agreements to repurchase:  The carrying amounts of short-term borrowings approximate their fair values.

Long-term debt and junior subordinated debentures:  The fair values of the Company’s long-term debt and junior subordinated debentures are estimated using discounted cash flow analysis based on the Bank’s current incremental borrowing rates for similar types of borrowings.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year.  Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted SFAS No. 155 on January 1, 2007 with no material impact on its financial position, results of operations and cash flows.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.  This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 156 will have no material impact on financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on January 1, 2007 which will have no affect on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFASNo. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.   The statement will have no affect on financial statements.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September, 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of the adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF 06-5 on January 1, 2007 with no effect on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108 with no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

Note 2.  Business Combinations

On April 28, 2006, the Company acquired The Bank of Heath Springs, paying $8,000,000 in exchange for all the outstanding shares of common stock of The Bank of Heath Springs. In conjunction with the acquisition, The Bank of Heath Springs was merged with and into the Company’s subsidiary, Waccamaw Bank.

The acquisition was accounted for as a purchase transaction and accordingly the results of operations attributable to the acquired company is included in our consolidated financial statements only from the date of acquisition.  The excess of purchase price over fair value of net tangible and identified intangible assets acquired will be evaluated annually for impairment and written down as those values become impaired.  Identified intangible assets will be amortized over their expected useful life.  The acquisition is summarized as follows:

The Bank of Heath Springs

Purchase price	$8,000,000

Loans, net	4,516,371
Investment securities	8,206,775
Cash	6,372,868
Identified intangible assets	300,000
Other assets	340,290
Deposits	(14,387,526)
Other liabilities	(14,380)

Net tangible and identified intangible assets acquired (at fair market value)	5,334,398

Excess of purchase price over net tangible and identified intangible assets acquired (at fair market value)	$2,665,602

Note 3.  Restrictions on Cash

To comply with banking regulation, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,967,000 and $1,030,000 for the period including December 31, 2006 and 2005, respectively.

Note 4.  Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  The amortized cost of securities (all available for sale) and their approximate fair values follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

2006
Government sponsored enterprises (FHLB, FHLMC and FFCB)	$8,629,498	$19,578	$1,892	$8,647,184
Mortgage backed securities	13,488,543	15,615	123,380	13,380,778
Corporate securities	18,397,532	526,714	190,649	18,733,597
Municipal securities	9,779,656	25,018	37,070	9,767,604

	$50,295,229	$586,925	$352,991	$50,529,163

Notes to Consolidated Financial Statements

Note 4.  Securities, continued

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

2005
Mortgage backed securities	$17,663,191	$13,575	$208,221	$17,468,545
Corporate securities	11,916,478	399,838	649,793	11,666,523
Municipal securities	4,110,546	15,283	52,647	4,073,182

	$33,690,215	$428,696	$910,661	$33,208,250

Restricted equity securities are carried at cost and consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), The Bankers Bank and The Federal Reserve Bank of Richmond (Federal Reserve).  All of those entities are correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition of membership in the Federal Reserve system.  The Bank’s stock in The Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective company.

Investment securities with market values of $18,187,501 and $11,291,803 at December 31, 2006 and 2005, respectively were pledged as collateral on public deposits and for other banking purposes as required or permitted by law.  Gross realized gains and losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Realized gains	$—	$—	$15,230
Realized losses	(890)	(1,062)	(842)

	$(890)	$(1,062)	$14,388

The scheduled contractual maturities of securities (all available for sale) at December 31, 2006 are as follows:

	Amortized Cost	Fair Value

Due in one year or less	$4,278,518	$4,502,144
Due in one through five years	8,668,184	8,572,271
Due in five through ten years	2,846,179	2,790,994
Due after ten years	34,502,348	34,663,754

	$50,295,229	$50,529,163

The following tables detail unrealized losses and related fair values in the Bank’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and December 31, 2005.

December 31, 2006	Less Than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$2,959,872	$(1,892)	$—	$—	$2,959,872	$(1,892)
Mortgage backed securities	1,174,969	(1,637)	8,721,318	(121,743)	9,896,287	(123,380)
Corporate securities	2,000,000	(5,319)	7,321,050	(185,330)	9,321,050	(190,649)
Municipal securities	3,707,348	(16,238)	1,015,865	(20,832)	4,723,213	(37,070)

Total temporarily impaired securities	$9,842,189	$(25,086)	$17,058,233	$(327,905)	$26,900,422	$(352,991)

Notes to Consolidated Financial Statements

Note 4.  Securities, continued

December 31, 2005	Less Than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed securities	$9,010,162	$(90,010)	$4,900,246	$(118,211)	$13,910,408	$(208,221)
Corporate securities	894,652	(93,723)	3,958,648	(556,070)	4,853,300	(649,793)
Municipal securities	3,095,231	(45,065)	249,819	(7,582)	3,345,050	(52,647)

Total temporarily impaired securities	$13,000,045	$(228,798)	$9,108,713	$(681,863)	$22,108,758	$(910,661)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow any anticipated recovery in fair value.

Note 5.  Loans Receivable

The major components of loans in the balance sheets at December 31 are as follows:

	2006	2005

	In thousands
Commercial	$48,858	$29,036
Real estate:
Construction and land development	109,036	83,575
Residential, 1-4 families	64,475	62,796
Residential, 5 or more families	3,650	4,495
Farmland	2,412	2,545
Nonfarm, nonresidential	73,529	67,199
Agricultural	675	388
Consumer	13,172	10,544
Other	1,783	1,327

	317,590	261,905
Deferred loan fees, net of costs	(451)	(391)
Allowance for loan losses	(4,886)	(3,939)

	$312,253	$257,575

Approximately $21,000,000 in 1-4 family residential loans and $19,000,000 in commercial real estate loans were pledged as collateral securing Federal Home Loan Bank advances included in long-term debt at December 31, 2006.

Note 6.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2006	2005	2004

Balance, beginning	$3,939,002	$2,791,008	$2,218,053
Provision charged to expense	1,450,000	1,370,000	819,500
Allowance acquired in purchase transaction	45,942	—	—
Recoveries of amounts charged off	36,247	47,685	26,673
Amounts charged off	(585,199)	(269,691)	(273,218)

Balance, ending	$4,885,992	$3,939,002	$2,791,008

Notes to Consolidated Financial Statements

Note 6.  Allowance for Loan Losses, continued

	2006	2005

Impaired loans without a valuation allowance	$1,135,984	$1,795,417
Impaired loans with a valuation allowance	—	—

Total impaired loans	$1,135,984	$1,795,417

Valuation allowance related to impaired loans	$—	$—

Total nonaccrual loans	$1,181,000	$1,711,000

Total loans past due ninety days or more and still accruing interest	$340,000	$250,000

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the last three years (all approximate) is summarized below:

	2006	2005	2004

Average investment in impaired loans	$1,016,932	$1,172,568	$1,536,732

Interest income recognized on impaired loans	$236,913	$134,546	$325,089

Interest income recognized on a cash basis on impaired loans	$40,384	$98,622	$325,089

No additional funds are committed to be advanced in connection with impaired loans.

Note 7.  Property and Equipment

Components of Property and Equipment

Property and equipment and total accumulated depreciation consisted of the following at December 31:

	2006	2005

Land	$1,308,698	$325,444
Buildings	3,735,432	2,157,442
Construction in progress	22,660	—
Leasehold improvements	766,810	556,992
Automobiles	24,018	—
Furniture and equipment	2,564,232	1,720,149

	8,421,850	4,760,027
Less accumulated depreciation	1,750,077	1,379,848

	$6,671,773	$3,380,179

Depreciation expense reported in net income was approximately $383,000, $295,000, and $265,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

Note 7.  Property and Equipment, continued

Leases

The Bank leases several banking facilities and its operations center under agreements accounted for as operating leases.  Rent expense was approximately $260,000, $178,000, and $130,000 in 2006, 2005, and 2004, respectively.  Future minimum lease payments under non-cancelable commitments are as follows.

2007	$262,075
2008	255,243
2009	208,664
2010	118,835
2011	35,880
Thereafter	16,800

$897,497

Note 8.  Intangible Assets

The book value of purchased intangible assets at December 31, 2006 and 2005 was $930,555 and $877,736, respectively.  Details are as follows:

	As of December 31, 2006			As of December 31, 2005

	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Deposit premium	$2,439,919		$1,576,030	$2,139,919		$1,348,850
Other	200,000		133,334	200,000		113,333

Total	$2,639,919		$1,709,364	$2,339,919		$1,462,183

Unamortized intangible assets
Goodwill from The Bank of Heath Springs merger	$2,665,602	$	n/a	$—	$	n/a

Amortization expense is calculated on a straight-line basis over a period of ten years and was approximately $247,000 in 2006 and $227,000 in 2005 and 2004.  Management expects amortization expense to be approximately $257,000 in each of the next three years.

Note 9.  Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was approximately $101,499,000 and $84,827,000, respectively.  At December 31, 2006, the scheduled maturities of time deposits (in thousands) are as follows:

Three months or less	$39,264
Four months to one year	118,761
Two to three years	21,328
Over three years	3,992

$183,345

Notes to Consolidated Financial Statements

Note 10.  Borrowed Funds

Securities sold under agreements to repurchase and federal funds purchased

Securities sold under agreements to repurchase and federal funds purchased generally mature within one to seven days from the transaction date.  Additional information is summarized below:

	2006	2005

Outstanding balance at December 31	$5,410,000	$2,736,000

Year-end weighted average rate	4.59%	3.13%

Daily average outstanding during the period	$5,142,348	$3,618,334

Average rate for the year	4.39%	2.11%

Maximum outstanding at any month-end during the period	$6,644,000	$5,394,000

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Unused lines of credit

The Bank has established credit facilities to provide additional liquidity if and as needed.  These consist of unsecured lines of credit with correspondent banks for $8,500,000 and a secured line of credit with a correspondent bank for $40,000,000.  In addition, the Bank has the ability to borrow up to ten percent of total bank assets from the Federal Home Loan Bank of Atlanta, subject to the pledging of specific bank assets as collateral. At December 31, 2006 and 2005 there were no amounts outstanding under these credit facilities.

Short-term borrowings

There were no short-term borrowings at December 31, 2006 and three variable rate FHLB advances of $2,000,000, $3,000,000 and $5,000,000 at December 31, 2005.

Long-term debt

At December 31, 2006 and 2005, $23,500,000 and $6,500,000, respectively were outstanding under Federal Home Loan Bank advances.  Approximately $38,000,000 in 1-4 family residential loans, $27,000,000 in commercial real estate loans  and  FHLB stock of  $1,058,000 were pledged as collateral for the FHLB advances at December 31, 2006.

Maturity Date	Advance	Rate

05/28/08	$2,000,000	3 Month LIBOR - .04%
10/20/08	5,000,000	1 Month LIBOR +.01%
02/10/10	2,500,000	Fixed at 5.85%	Convertible quarterly
04/22/19	5,000,000	3 Month LIBOR - .50%	Convertible 4/22/09
12/02/13	5,000,000	3 Month LIBOR - .50%
09/29/15	4,000,000	Fixed at 4.06%	Convertible 9/29/09

	$23,500,000

Notes to Consolidated Financial Statements

Note 11.  Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments are as follows (dollars in thousands):

	December 31, 2006		December 31, 2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$9,183	$9,183	$6,954	$6,954
Interest-bearing deposits with banks	790	790	708	708
Federal funds sold	2,598	2,598	8,281	8,281
Investment securities	50,529	50,529	33,208	33,208
Restricted equity securities	2,457	2,457	2,006	2,006
Loans, net of allowance for loan losses	312,253	316,540	257,575	256,445
Financial Liabilities
Deposits	327,352	327,724	271,035	271,719
Securities sold under agreements to repurchase and federal funds purchased	5,410	5,410	2,736	2,736
Short-term borrowings	—	—	10,000	10,000
Long-term debt	23,500	23,509	6,500	6,493
Junior subordinated debentures	8,248	8,000	8,248	7,999

Note 12.  Earnings per Share

The following table details the computation of basic and diluted earnings per share:

	2006	2005	2004

Net income (income available to common shareholders)	$3,652,016	$3,035,373	$2,414,319

Weighted average common shares outstanding	4,661,706	4,543,386	4,507,523
Effect of dilutive securities, options	115,678	222,627	87,978
Effect of dilutive securities, preferred stock	59,192	—	—

Weighted average common shares outstanding, diluted	4,836,576	4,766,013	4,595,501

Basic earnings per share	$.78	$.67	$.54

Diluted earnings per share	$.76	$.64	$.52

At December 31, 2006, 269,899 warrants were outstanding with a $24.00 per share exercise price.  These warrants may be used to purchase one share of the Company’s common stock at any time until September 30, 2009.  Exercise of these warrants and 224,500 options are not assumed in computing 2006 diluted earnings per share as their exercise price was below market value at December 31, 2006.

Note 13.  Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Waccamaw Statutory Trust I, a statutory business trust (the Trust), was created by the Company on December 17, 2003, at which time the Trust issued $8,000,000 in aggregate liquidation amount of preferred capital trust securities which mature December 17, 2033.  Distributions are payable on the securities at a floating rate indexed to the 3-month London Interbank Offered Rate (“LIBOR”), and the securities may be prepaid at par by the Trust at any time after December 17, 2008.  The principal assets of the Trust are $8.2 million of the Company’s junior subordinated debentures which mature on December 17, 2033, and bear interest at a floating rate indexed to the 3-month LIBOR, and which are callable by the Company after December 17, 2008.  All $248 thousand in aggregate liquidation amount of the Trust’s common securities are held by the Company.

Notes to Consolidated Financial Statements

Note 13.  Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures, continued

The Trust’s preferred securities may be included in the Company’s Tier I capital for regulatory capital adequacy purposes to the extent that they do not exceed 33.3% of the Company’s total Tier I capital excluding these securities.  Amounts in excess of this ratio will not be considered Tier I capital but may be included in the calculation of the Company’s total risk-based capital ratio.  The Company’s obligations with respect to the issuance of the Trust’s preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the Trust’s preferred trust securities and common securities.

In 2004, the Company adopted FIN 46(R), Consolidation of Variable Interest Entities (as amended), which resulted in the assets and liabilities, as well as the related income and expenses of the Trust being excluded from our consolidated financial statements.  However, the subordinated debentures issued by the Company and purchased by the Trust remain on our balance sheet.  In addition, the related interest expense continues to be included on our income statement.

Note 14.  Benefit Plans

Defined Contribution Plan

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code.  The plan covers substantially all employees at least 21 years of age who have completed at least one month of service.  Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code.  The bank contributes up to 3% of an employee’s compensation who have completed at least twelve months of service which vests over a five-year period.  The Bank’s aggregate contribution was $48,750, $42,603 and $32,713 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Option Plans

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

As described in Note 1, effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective application.  Under this application, the Company is required to record compensation expense for all rewards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Compensation cost charged to income was approximately $88,000 for the year ended December 31, 2006.  No income tax benefit was recognized from share-based compensation.

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

Notes to Consolidated Financial Statements

Note 14.  Employee Benefit Plans, continued

Stock Option Plans, continued

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the year ended December 31, 2006: expected volatility of 9.1%; risk-free interest rate of 6.25%; and expected lives of 10 years. The weighted average fair value of stock options granted during the 2006 was $9.28.

Cash received from option exercises under the plans for the year ended December 31, 2006 was $255,656.  The total intrinsic value of options exercised during year ended December 31, 2006 was $773,746.

Activity under the plans during the years ended December 31, 2006 and 2005 (adjusted for stock splits) is summarized below:

	Incentive Plan		Non statutory Plan

	Available for Grant	Granted	Available for Grant	Granted

Balance December 31, 2004	58,716	194,505	17,316	132,752
Plan adopted amended	138,136	—	138,136	—
Forfeited	—	—	—	—
Granted	(146,000)	146,000	(81,000)	81,000
Exercised	—	(22,281)	—	(11,904)

Balance December 31, 2005	50,852	318,224	74,452	201,848
Forfeited	34,900	(34,900)	—	—
Granted	(7,500)	7,500	—	—
Exercised	—	(39,148)	—	(23,224)

Balance December 31, 2006	78,252	251,676	74,452	178,624

A summary of option activity under the plans as of and changes during the year ended December 31, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	520,072	$10.60
Granted	7,500	$16.85
Forfeited	(34,900)	$14.72
Exercised	(62,372)	$4.10

Outstanding at December 31, 2006	430,300	$11.32	6.5 years	$2,173,014

Exercisable at December 31, 2006	384,201	$10.70	5.5 years	$2,178,420

Notes to Consolidated Financial Statements

Note 14.  Employee Benefit Plans, continued

Stock Option Plans, continued

The total fair value of options vesting during 2006 was $88,063.  Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

2007	$81,152
2008	80,632
2009	63,256
2010	21,451
2011	3,597

Total	$250,088

The adoption of SFAS No. 123(R) and its fair value compensation cost recognition provisions had the following effect (increase/ (decrease)) on our financial statements:

2006

Cash flows from operating activities	$88,063

Income before income taxes	$(88,063)

Net income	$(88,063)

Net income per share - basic	$(.02)

Net income per share - diluted	$(.02)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31, 2005 and 2004:

	2005	2004

Net income	$3,035,373	$2,414,319
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(794,072)	(54,284)

Proforma net income	$2,241,301	$2,360,035

Earnings per share
Basic	$.67	$.54

Basic – proforma	$.49	$.52

Diluted	$.64	$.52

Diluted – proforma	$.47	$.51

Note 15.  Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense are as follows:

	2006	2005	2004

Current	$2,517,474	$2,045,847	$1,356,585
Deferred	(307,088)	(456,679)	(147,704)

Income tax expense (benefit)	$2,210,386	$1,589,168	$1,208,881

Notes to Consolidated Financial Statements

Note 15.  Income Taxes, continued

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate included in the statement of income follows:

	2006	2005	2004

Tax at statutory federal rate	$1,993,217	$1,572,344	$1,231,888
Tax exempt interest	(123,480)	(38,040)	(40,533)
Tax exempt income from bank owned life insurance	(81,599)	(65,836)	(77,234)
State income tax, net of federal benefit	276,276	218,173	137,359
Other	145,972	(97,473)	(42,599)

Income tax expense (benefit)	$2,210,386	$1,589,168	$1,208,881

Deferred Income Tax Analysis

The components of net deferred federal and state tax assets (included in other assets on the balance sheet) are summarized as follows:

	2006	2005

Deferred tax assets
Allowance for loan losses	$1,690,064	$1,359,364
Pre-opening expenses	—	426
Accrued expenses	—	50,858
Deposit premium amortization	245,216	208,312
Deferred loan fees	173,763	150,788
Allowance for other real estate owned	—	13,494
Unrealized loss on securities available for sale	—	158,773

Deferred tax assets	2,109,043	1,942,015

Deferred tax liabilities
Depreciation	(312,661)	(328,280)
Accretion of bond discount	(52,212)	(17,880)
Unrealized gain on securities available for sale	(79,538)	—

Deferred tax liabilities	(444,411)	(346,160)

Net deferred tax asset	$1,664,632	$1,595,855

The Company does not maintain a valuation allowance.  Based on historical and current earnings, management believes it is more likely than not the Company will realize the benefits of its deferred tax asset.

Note 16.  Commitments and Contingencies

Litigation

In the normal course of business the Bank is involved in various legal proceedings.  After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Notes to Consolidated Financial Statements

Note 16.  Commitments and Contingencies, continued

Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, the Bank is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments are as follows:

	2006	2005

Commitments to extend credit	$68,610,000	$52,574,000
Stand-by letters of credit	1,825,000	1,325,000

	$70,435,000	$53,899,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

Concentrations of Credit Risk

Substantially all of the Bank’s loans and commitments to extend credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank.  The concentrations of credit by type of loan are set forth in Note 5.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank’s primary focus is toward commercial, consumer and small business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $3,500,000.

The Bank from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Note 17.  Regulatory Restrictions

Dividends

The Company’s dividend payments will be made from dividends received from the Bank.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87.  However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

Notes to Consolidated Financial Statements

Note 17.  Regulatory Restrictions, continued

Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations.  Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands).

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2006
Total capital to risk- weighted assets
Consolidated	$40,396	11.82%	$27,332	8.00%	$	n/a	n/a
Bank	$39,082	11.41%	$27,399	8.00%		$34,248	10.00%
Tier 1 capital to risk- weighted assets
Consolidated	$36,108	10.57%	$13,666	4.00%	$	n/a	n/a
Bank	$34,796	10.16%	$13,699	4.00%		$20,549	6.00%
Tier 1 capital to average assets
Consolidated	$36,108	9.61%	$15,022	4.00%	$	n/a	n/a
Bank	$34,796	9.30%	$14,974	4.00%		$18,717	5.00%

Notes to Consolidated Financial Statements

Note 17.  Regulatory Restrictions, continued

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2005
Total capital to risk- weighted assets
Consolidated	$33,420	12.36%	$21,629	8.00%	$	n/a	n/a
Bank	$32,116	11.94%	$21,509	8.00%		$26,886	10.00%
Tier 1 capital to risk- weighted assets
Consolidated	$30,042	11.11%	$10,813	4.00%	$	n/a	n/a
Bank	$28,738	10.69%	$10,755	4.00%		$16,132	6.00%
Tier 1 capital to average assets
Consolidated	$30,042	9.37%	$12,828	4.00%	$	n/a	n/a
Bank	$28,738	9.00%	$12,777	4.00%		$15,971	5.00%

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers.  Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met.  If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan.  If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply.  Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,500,000 at December 31, 2006.  No 23A transactions existed at December 31, 2006 or 2005.

Notes to Consolidated Financial Statements

Note 18.  Transactions with Related Parties

Loans

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  Aggregate loan transactions with related parties were as follows:

	2006	2005

Balance, beginning	$983,643	$1,183,661
Change in relationships	(249,352)	—
New loans and advances	423,127	330,153
Repayments	(406,611)	(530,171)

Balance, ending	$750,807	$983,643

Note 19.  Parent Company Financial Information

Condensed financial information of Waccamaw Bankshares, Inc. is presented as follows:

Balance Sheets
December 31, 2006 and 2005

	2006	2005

Assets
Cash and due from banks	$128,735	$127,943
Investment in subsidiary bank at equity	38,391,412	29,194,584
Investment securities, available for sale	467,581	381,864
Loans	—	382,696
Other assets	1,069,448	731,867

Total assets	$40,057,176	$30,818,954

Liabilities
Long-term debt	$—	$—
Junior subordinated debt	8,248,000	8,248,000
Other liabilities	106,546	72,310

Total liabilities	8,354,546	8,320,310

Stockholders’ equity
Preferred stock	993,112	—
Common stock	17,338,231	13,256,961
Retained earnings	13,216,891	9,564,875
Accumulated other comprehensive income (loss)	154,396	(323,192)

Total stockholders’ equity	31,702,630	22,498,644

Total liabilities and stockholders’ equity	$40,057,176	$30,818,954

Notes to Consolidated Financial Statements

Note 19.  Parent Company Financial Information, continued

Statements of Operations
Years ended December 31, 2006 and 2005

	2006	2005

Income
Loans and fees on loans	$17,698	$144,750
Investment securities, taxable	38,665	45,149
Investment securities, non-taxable	5,000	5,000
Net realized gains on sale of interest in mortgage banking subsidiary	44,094	36,848

Total income	105,457	231,747
Expenses
Salaries and employee benefits	88,063	—
Professional fees	490	7,108
Franchise tax	33,478	20,229
Interest expense	663,746	513,806
Amortization expense	25,531	25,531
Other expenses	18,535	39,507

Total expenses	829,843	606,181

Income (loss) before tax expense and equity in undistributed income of subsidiary	(724,386)	(374,434)

Federal income tax benefit	129,093	193,939
State income tax benefit	—	39,992

Total income tax benefit	129,093	233,931

Loss before equity in undistributed income of subsidiary	(595,293)	(140,503)
Equity in undistributed income of subsidiary	4,247,309	3,175,876

Net income	$3,652,016	$3,035,373

Notes to Consolidated Financial Statements

Note 19.  Parent Company Financial Information, continued

Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net income	$3,652,016	$3,035,373
Adjustments:
Amortization	24,000	24,000
Stock-based compensation	88,063	—
Benefit of non-qualified stock option exercise	82,038	—
Accretion of discount on securities, net of amortization of premiums	1,531	1,530
Deferred taxes	427	42,418
Increase in equity in undistributed income of subsidiary	(4,247,309)	(3,175,876)
(Increase) decrease in other assets	(362,008)	(197,664)
Increase (decrease) in other liabilities	4,571	(14,255)

Net cash used by operating activities	(756,671)	(318,576)

Cash flows from investing activities
Investment in subsidiary	(4,529,514)	—
Issuance of long-term debt to subsidiary	—	(4,000,000)
Sales of investment securities	—	1,000,000
Net decrease in loans	382,696	3,163,545

Net cash provided (used) by investing activities	(4,146,818)	163,545

Cash flows from financing activities
Issuance of stock	4,904,281	114,349

Net cash provided (used) by financing activities	4,904,281	114,349

Increase (decrease) in cash and due from banks	792	(40,682)
Cash and cash equivalents, beginning	127,943	168,625

Cash and cash equivalents, ending	$128,735	$127,943

Notes to Consolidated Financial Statements

Note 20.  Quarterly Data

	Years Ended December 31,

	2006				2005

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,031	$6,718	$6,116	$5,514	$5,233	$4,926	$4,310	$3,758
Interest expense	(3,246)	(2,943)	(2,625)	(2,412)	(2,273)	(2,008)	(1,781)	(1,473)

Net interest income	3,785	3,775	3,491	3,102	2,960	2,918	2,529	2,285
Provision for loan losses	(360)	(470)	(515)	(105)	(190)	(700)	(255)	(225)

Net interest income, after provision for loan losses	3,425	3,305	2,976	2,997	2,770	2,218	2,274	2,060
Non interest income	654	677	602	648	576	590	568	534
Non interest expenses	(2,539)	(2,550)	(2,210)	(2,123)	(1,920)	(1,781)	(1,696)	(1,569)

Income before income taxes	1,540	1,432	1,368	1,522	1,426	1,027	1,146	1,025
Income tax expense	(549)	(504)	(480)	(677)	(519)	(282)	(419)	(369)

Net income	$991	$928	$888	$845	$907	$745	$727	$656

Earnings per common share:
Basic earnings per share	$.21	$.20	$.19	$.18	$.21	$.16	$.16	$.14

Diluted earnings per share	$.19	$.20	$.19	$.18	$.19	$.16	$.15	$.14

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

Stockholder Information

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

WACCAMAW BANKSHARES, INC.

April 12, 2007	/s/ James G. Graham
Date
James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham	President and	April 12, 2007
Chief Executive Officer
James G. Graham

/s/ M. B. “Bo” Biggs	Director	April 12, 2007

M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	April 12, 2007

Dr. Maudie M. Davis

/s/ E. Autry Dawsey, Sr.	Director	April 12, 2007

E. Autry Dawsey, Sr.

/s/ Monroe Enzor, III	Director	April 12, 2007

Monroe Enzor, III

/s/ James E. Hill, Jr.	Director	April 12, 2007

James E. Hill, Jr.

/s/ Alan W. Thompson	Director, Chairman of the Board	April 12, 2007

Alan W. Thompson

/s/ Dale Ward	Director	April 12, 2007

Dale Ward

/s/ J. Densil Worthington	Director	April 12, 2007

J. Densil Worthington