Form 10-Q
period 2007-03-31
WACCAMAW BANKSHARES INC
filed 2007-05-11
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2007

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

YES  ☐   NO  ☒

As of May 11, 2007 there were 4,849,263 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

		Page Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2007, (Unaudited) and December 31, 2006	1

	Consolidated Statements of Income, Three Months Ended March 31, 2007 and March 31, 2006 (Unaudited)	2

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2007 and March 31, 2006 (Unaudited)	3

	Notes to Consolidated Financial Statements	4-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	10

Part II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 6.	Exhibits	11

SIGNATURES		12

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets

Cash and due from banks	$8,431,597	$9,183,383
Interest-bearing deposits with banks	1,162,963	790,360
Federal funds sold	15,444,000	2,598,000
Investment securities, available for sale	54,452,686	50,529,163
Restricted equity securities	2,531,106	2,457,206
Loans, net of allowance for loan losses of $5,259,468 in 2007, and $4,885,992 in 2006	323,366,533	312,253,190
Other real estate owned	16,411	18,845
Property and equipment, net	6,965,780	6,671,773
Goodwill	2,727,152	2,665,602
Intangible assets, net	866,260	930,555
Accrued income	2,478,442	2,627,020
Bank owned life insurance	9,471,909	5,419,130
Other assets	3,141,957	3,437,066
Total assets	$431,056,796	$399,581,293

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$35,280,230	$49,163,297
Interest-bearing deposits	322,202,117	278,188,470
Total deposits	357,482,347	327,351,767

Securities sold under agreements to repurchase	4,208,000	5,410,000
Long-term debt	23,500,000	23,500,000
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	1,620,471	1,412,300
Other liabilities	3,251,032	1,956,596
Total liabilities	398,309,850	367,878,663

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, No par value; 1,000,000 shares authorized 59,192 issued and outstanding at March 31, 2007 and December 31, 2006	993,112	993,112
Common stock, no par value; 25,000,000 shares authorized; 4,849,263 and 4,837,666 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	17,451,163	17,338,231
Retained earnings	14,211,369	13,216,891
Accumulated other comprehensive income	91,302	154,396
Total stockholders’ equity	32,746,946	31,702,630
Total liabilities and stockholders’ equity	$431,056,796	$399,581,293

Waccamaw Bankshares, Inc.
Consolidated Statements of Income
Three-months ended March 31, 2007 and Three-months ended March 31, 2006 (Unaudited)

	Three-Months Ended
	March 31,
	2007	2006
Interest income
Loans and fees on loans	$6,551,067	$4,922,327
Federal funds sold	131,899	127,107
Investment securities, taxable	654,781	404,709
Investment securities, nontaxable	103,965	60,183
Total interest income	7,441,712	5,514,326

Interest expense
Deposits	3,092,542	2,043,198
Federal funds purchased and securities sold under agreements to repurchase	71,360	23,340
Other borrowed funds	509,325	345,721
Total interest expense	3,673,227	2,412,259
Net interest income	3,768,485	3,102,067

Provision for loan losses	375,000	105,000
Net interest income after provision
for loan losses	3,393,485	2,997,067

Noninterest income
Service charges on deposit accounts	282,440	270,092
Mortgage origination income	157,334	65,369
Other operating income	299,618	260,364
Earnings on bank owned life insurance	60,685	52,053
Net realized gains (losses) on sale of or maturity of investment securities	206,941	-
Total noninterest income	1,007,018	647,878

Noninterest expense
Salaries and employee benefits	1,615,645	1,223,619
Occupancy and equipment	327,942	237,843
Data processing	245,184	163,347
Amortization expense of intangible assets	70,678	63,178
Other expense	551,787	434,694
Total noninterest expense	2,811,236	2,122,681
Income (loss) before income taxes	1,589,267	1,522,264

Income Tax Expense	594,789	676,653
Net income	$994,478	$845,611

Basic earnings income per share	$.21	$.18
Diluted earnings income per share	$.20	$.18
Weighted average shares outstanding	4,845,378	4,576,226
Diluted average shares outstanding	5,001,205	4,764,543

Waccamaw Bankshares, Inc.
Consolidated Statements of Cash Flows
Three-months ended March 31, 2007 and Three-months ended March 31, 2006 (Unaudited)

	Three-Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$994,478	$845,611
Adjustments to reconcile net income to
net cash used by operations:
Depreciation and amortization	183,900	135,207
Stock-based compensation	22,784	12,337
Provision for loan losses	375,000	105,000
Accretion of discount on securities, net of amortization of premiums	(6,805)	16,026
(Gain) loss on sale of investment securities	(206,941)	-
Changes in assets and liabilities:
Accrued income	148,578	(174,427)
Other assets	(3,784,282)	(13,428)
Accrued interest payable	208,171	(73,329)
Other liabilities	1,294,436	543,396
Net cash provided (used) by operating activities	(770,681)	1,396,393

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(12,846,000)	2,973,000
Purchases of investment securities	(7,151,238)	(6,554,306)
Maturities of investment securities	989,334	1,260,021
Net increase in loans	(11,488,343)	(9,640,990)
Sales of investment securities	2,282,629	-
Purchases of property and equipment	(413,612)	(1,306,928)
Net cash used in investing activities	(28,627,230)	(13,269,203)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	(13,883,067)	4,063,634
Net increase in interest-bearing deposits	44,013,647	8,430,482
Net increase in securities sold under agreements to repurchase	(1,202,000)	(142,000)
Proceeds from exercise of stock options	39,026	131,450
Excess tax benefits from stock-based compensation	51,122	82,038
Net cash provided by financing activities	29,018,728	12,565,604

Increase (decrease) in cash and cash equivalents	(379,183)	692,794

Cash and cash equivalents, beginning	9,973,743	7,662,133
Cash and cash equivalents, ending	$9,594,560	$8,354,927

Supplemental disclosure of cash flow information
Interest paid	$3,465,056	$2,485,588
Taxes paid	$-	$35,364

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$-	$55,792

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of March 31, 2007 and December 31, 2006, and its cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-K for the year ended December 31, 2006.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2007 and December 31, 2006, the Bank had no investments classified as held to maturity.

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

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and stockholders' equity previously reported were not affected by these reclassifications.

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2007 and 2006 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2007 and 2006 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

The following table details the computation of basic and diluted earnings per share:

	March 31, 2007	March 31, 2006

Net income (income available to common shareholders)	$994,478	$845,611

Weighted average common shares outstanding	4,845,378	4,576,226
Effect of dilutive securities, options	96,635	188,317
Effect of dilutive securities, preferred stock	59,192	-
Weighted average common shares outstanding, diluted	5,001,205	4,764,543

Basic earnings per share	$.21	$.18
Diluted earnings per share	$.20	$.18

At March 31, 2007, the Bank had 269,899 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. No warrants were outstanding at March 31, 2006.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2006 has been taken from the audited financial statements at that date.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2007 and December 31, 2006 is as follows:

	March 31,	December 31,
	2007	2006

Commitment to extend credit	$66,332,000	$68,610,000
Standby letters of credit	1,489,000	1,825,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the three months ending March 31, 2007 and 2006 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank is a North Carolina state chartered bank, and is located in Whiteville, North Carolina. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

Highlights

Net income for the quarter ended March 31, 2007 was $994,478 or $.21 per weighted average basic share outstanding compared to a $845,611 net profit or $.18 per weighted average basic share outstanding for the quarter ended March 31, 2006.

On March 31, 2007, Waccamaw Bankshares, Inc. assets totaled $431,056,796 compared to $399,581,293 on December 31, 2006. Net loans were $323,366,533 compared to $312,253,190 on December 31, 2006. Total deposits on March 31, 2007 were $357,482,347 compared to $327,351,767 at the end of 2006. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 increased by $1,044,316 resulting in a March 31, 2007 book value of $6.55 per common share, up from $6.35 on December 31, 2006.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2007 or December 31, 2006.

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

Investments in available for sale securities of $54,452,686 consisted of corporate securities, municipal securities and mortgage-backed securities (MBS) at March 31, 2007.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $15,444,000 and $2,598,000 on March 31, 2007 and December 31, 2006, respectively. The increase of $12,846,000 was due to deposits increasing at a greater rate than loans during the first quarter of 2007. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on March 31, 2007, were $323,366,533 compared to $312,253,190 on December 31, 2006. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $11,113,343 increase in loans was due to stronger real estate and commercial demand due to local economies improving in Waccamaw Bank’s market areas. This resulted in increased construction and development during the first three months of 2007.

Deposits

Deposits on March 31, 2007, were $357,482,347 compared to $327,351,767 on December 31, 2006. Interest-bearing accounts represented 90.13% of total deposits at March 31, 2007 and 84.98% of total deposits at December 31, 2006. The significant increase in deposits, necessary to satisfy strong loan demand, was the result of an aggressive marketing and advertising program offering higher deposit rates at the Bank. The decrease in demand deposits was due to a short term loan collateralized by a $13 million deposit at year end 2006, as the loan was paid off in the first quarter of 2007 and part of the deposit was converted to an interest bearing deposit in the first quarter of 2007.

Bank Owned Life Insurance

During the first quarter of 2007, the bank purchased additional Bank Owned Life Insurance policies in the amount of $4,000,000 on both directors and key employees.

Liabilities

Securities sold under agreements to repurchase on March 31, 2007, were $4,208,000 compared to $5,410,000 on December 31, 2006. Long-term debt on March 31, 2007 and December 31, 2006 was $23,500,000 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at March 31, 2007 was $32,746,946 compared to $31,702,630 at December 31, 2006. This $1,044,316 increase was partly due to operating profits of $994,478 during the first quarter of 2007. The Bank exceeds all capital requirements under the leverage guidelines.

Asset Quality

The provision for possible loan losses charged to operations was $375,000 in the first quarter 2007 and $105,000 in the first quarter of 2006. The allowance for loan losses on March 31, 2007, was $5,259,468 or 1.60% of period end loans compared to 1.54% for December 31, 2006. The increase of $270,000 in loan loss provision was due to the increased loan volume. The bank believes that it increased the loan loss provision adequately to reserve for the increased volume in loans.

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

At March 31, 2007 the Bank had $1,710,821 loans in nonaccrual status as compared to $1,611,323 at March 31, 2006. Repossessed assets at March 31, 2007 were $13,396. There were no repossessed assets at March 31, 2006.

Subsequent to March 31, 2007, a non performing loan paid off decreasing loans in the nonaccrual status by $971,000 and providing income in the form of a recovery before taxes of approximately $390,000 in the second quarter of 2007.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

The Company reported net income of $994,478 or $.21 per basic share and $.20 for diluted share for the three months ended March 31, 2007, as compared with net income of $845,611 or $.18 per basic share and $.18 per diluted share for the three months ended March 31, 2006 an increase of $148,867 or 17.6% in net income. The Company had significant increases in net interest income in the first quarter of 2007 as compared to the first quarter of 2006, as these increases were due to strong growth in interest earning assets and increases in net interest margin. The Company realized gains of $206,941 through the sale of two investments in the first quarter of 2007. The Company has incurred additional noninterest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2006 and 2007.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between the interest earned on loans, the investment portfolio and interest earning deposits and the cost of funds, consisting primarily of the interest paid on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and stockholders’ equity.

For the three months ended March 31, 2007, the net interest income of the Bank was $3,768,485 compared to $3,102,067 for the three months ended March 31, 2006. The increase in net interest income can primarily be attributed to strong growth in loans.

Provision for Loan Losses

The Company expensed $375,000 to the provision for loan losses in the first quarter of 2007, as compared to the $105,000 provision for loan losses in the first quarter of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay. The increase in the provision for loan losses was due to the increase in real estate and commercial loan demand in the first quarter of 2007 versus the first quarter of 2006.

Noninterest Income

Noninterest income totaled $1,007,018 for the three months ended March 31, 2007 as compared with $647,878 for the three months ended March 31, 2006. The principal reason for the increase of $359,140 in total noninterest income for the current quarter was the Company realized gains of $206,941 through the sale of two investments in the first quarter of 2007. Increases of $91,965 in net servicing fees from mortgage origination income, increases of $12,348 in services charges on deposit accounts, increases in other operating income of $39,254 and increases in earnings on bank owned life insurance of $8,632 made up the additional difference in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Noninterest Expenses

Noninterest expenses totaled approximately $2.8 million for the three months ended March 31, 2007, an increase of approximately $689,000 or 32.4% over the $2.1 million reported for the three months ended March 31, 2006. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of two new branches. For the three months ended March 31, 2007, personnel costs increased by approximately $392,000, or 32.0% to approximately $1.6 million as compared to $1.2 million for the three months ended March 31, 2006.

Provision for Income Taxes

The Company provided $594,789 for income taxes during the three months ended March 31, 2007, compared to a provision for income taxes of $676,653 for the three months ended March 31, 2006.

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

At March 31, 2007, the liquidity position of the Bank was strong, with short-term liquid assets of approximately $46,434,000 or 10.77% of total assets.

Forward - Looking Information

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

Additional information regarding interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has not had any material changes in the overall interest rate risk since December 31, 2006.

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

Waccamaw Bankshares, Inc.

Date: May 11, 2007	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer (Principal Financial Officer)