Form 10-Q
period 2007-06-30
WACCAMAW BANKSHARES INC
filed 2007-08-13
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32985

WACCAMAW BANKSHARES, INC.
(Name of Small Business Issuer in its Charter)

NORTH CAROLINA	52-2329563
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 North J.K. Powell Boulevard, Whiteville, N.C. 28472
(address of Principal Executive Office)

(910) 641-0044
(Issuer’s telephone number, including area code)

Not Applicable
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

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

YES  ☐ NO ☒

As of August 10, 2007 there were 4,861,285 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION

WACCAMAW BANKSHARES, INC.
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:

Cash and due from banks	$9,507,772	$9,183,383
Interest-bearing deposits with banks	891,979	790,360
Federal funds sold	-	2,598,000
Investment securities, available for sale	63,123,257	50,529,163
Restricted equity securities	2,667,006	2,457,206
Loans, net of allowance for loan losses of $5,511,013
in 2007, and $4,885,992 in 2006	331,082,797	312,253,190
Other real estate owned	16,411	18,845
Property and equipment, net	7,655,050	6,671,773
Goodwill	2,727,152	2,665,602
Intangible assets, net	801,965	930,555
Accrued income	2,576,171	2,627,020
Bank owned life insurance	9,573,575	5,419,130
Other assets	3,363,083	3,437,066
Total assets	$433,986,218	$399,581,293

Liabilities and Stockholders’ Equity

Liabilities:

Non-interest-bearing deposits	$37,394,164	$49,163,297
Interest-bearing deposits	315,403,679	278,188,470
Total deposits	352,797,843	327,351,767

Securities sold under agreements to repurchase	7,975,000	5,410,000
Federal funds purchased	3,708,000	-
Short-term borrowings	2,000,000	-
Long-term debt	21,500,000	23,500,000
Guaranteed preferred beneficial interest in the
company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	1,740,414	1,412,300
Other liabilities	2,564,537	1,956,596
Total liabilities	400,533,794	367,878,663

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, Series A, non-cumulative, non-voting,
No par value; 1,000,000 shares authorized
59,192 issued and outstanding at June 30, 2007 and
December 31, 2006	993,112	993,112
Common stock, no par value; 25,000,000 shares
authorized; 4,861,285 and 4,837,666 shares issued
and outstanding at June 30, 2007 and December 31, 2006,
respectively	17,476,218	17,338,231
Retained earnings	15,293,018	13,216,891
Accumulated other comprehensive income	(309,924)	154,396
Total stockholders’ equity	33,452,424	31,702,630
Total liabilities and stockholders’ equity	$433,986,218	$399,581,293

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Six-months ended June 30, 2007 and Six-months ended June 30, 2006 (Unaudited)

	Six-Months Ended	Six-Months Ended
	June 30, 2007	June 30, 2006
Interest income
Loans and fees on loans	$13,412,254	$10,334,175
Federal funds sold	240,184	192,637
Investment securities, taxable	1,451,622	956,328
Investment securities, nontaxable	245,147	147,073
Total interest income	15,349,207	11,630,213

Interest expense
Deposits	6,463,153	4,263,306
Federal funds purchased and securities
sold under agreements to repurchase	151,281	60,933
Other borrowed funds	977,683	713,078
Total interest expense	7,592,117	5,037,317
Net interest income	7,757,090	6,592,896

Provision for loan losses	377,447	620,000
Net interest income after provision
for loan losses	7,379,643	5,972,896

Non-interest income
Service charges on deposit accounts	590,728	553,032
Mortgage origination income	264,932	177,818
Other operating income	495,048	405,783
Earnings on bank owned life insurance	170,285	113,504
Net realized gains (losses) on sale or maturity
of investment securities	206,941	(631)
Total non-interest income	1,727,934	1,249,506

Non-interest expense
Salaries and employee benefits	3,249,452	2,417,791
Occupancy expense	682,150	505,540
Data processing	521,725	352,928
Amortization expense of intangible assets	128,590	151,356
Other expense	1,311,821	904,756
Total non-interest expense	5,893,738	4,332,371
Income before income taxes	3,213,839	2,890,031

Income tax expense	1,137,712	1,156,495
Net income	$2,076,127	$1,733,536

Basic earnings per share	$.43	$.38
Diluted earnings income per share	$.42	$.36
Weighted average shares outstanding	4,848,461	4,583,771
Diluted average shares outstanding	4,999,115	4,765,018

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended June 30, 2007 and Quarter ended June 30, 2006 (Unaudited)

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006
Interest income
Loans and fees on loans	$6,861,187	$5,411,848
Federal funds sold	108,285	65,530
Investment securities, taxable	796,841	551,619
Investment securities, nontaxable	141,182	86,890
Total interest income	7,907,495	6,115,887

Interest expense
Deposits	3,370,611	2,220,108
Federal funds purchased and securities
sold under agreements to repurchase	79,921	37,593
Other borrowed funds	468,358	367,357
Total interest expense	3,918,890	2,625,058
Net interest income	3,988,605	3,490,829

Provision for loan losses	2,447	515,000
Net interest income after provision
for loan losses	3,986,158	2,975,829

Non-interest income
Service charges on deposit accounts	308,288	282,940
Mortgage origination income	107,598	112,449
Other operating income	195,430	145,419
Earnings on bank owned life insurance	109,600	61,451
Net realized gains (losses) on sale or maturity
of investment securities	-	(631)
Total non-interest income	720,916	601,628

Non-interest expense
Salaries and employee benefits	1,633,807	1,194,172
Occupancy expense	354,208	267,697
Data processing	276,541	189,581
Amortization expense of intangible assets	57,912	88,178
Other expense	760,034	470,062
Total non-interest expense	3,082,502	2,209,690
Income before income taxes	1,624,572	1,367,767

Income tax expense	542,923	479,842
Net income	$1,081,649	$887,925

Basic earnings income per share	$.22	$.19
Diluted earnings income per share	$.22	$.19
Weighted average shares outstanding	4,851,510	4,591,232
Diluted average shares outstanding	4,999,364	4,772,409

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Six-months ended June 30, 2007 and Six-months ended June 30, 2006 (Unaudited)

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities

Net income	$2,076,127	$1,733,536
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	369,485	286,717
Stock-based compensation	47,834	24,674
Provision for loan losses	377,447	620,000
Accretion of discount on securities, net of amortization of premiums	(9,606)	16,463
(Gain) loss on sale of investments	(206,941)	631
(Gain) loss from sale of other real estate	-	(1,276)
Income from bank owned life insurance	(170,285)	(113,504)
Changes in assets and liabilities:
Accrued income	50,849	(325,286)
Other assets	269,902	49,910
Accrued interest payable	328,114	149,126
Other liabilities	607,941	(289,242)
Net cash provided by operating activities	3,740,867	2,151,749

Cash flows from investing activities
Net increase in federal funds sold	2,598,000	4,892,000
Purchases of investment securities	(18,491,183)	(9,571,864)
Maturities of investments and paydowns of MBS	2,543,607	2,796,549
Net increase in loans	(19,207,054)	(16,391,234)
Proceeds from sale of other real estate	-	83,751
Sales of investment securities	2,656,714	935,000
Investment in bank owned life insurance	(4,000,000)	-
Purchases of property and equipment	(1,224,172)	(2,203,052)
Acquisition of Bank of Heath Springs	-	(1,591,320)
Net cash used in investing activities	(35,124,088)	(21,050,170)

Cash flows from financing activities
Net increase in non-interest-bearing deposits	(11,769,133)	8,956,643
Net increase in interest-bearing deposits	37,215,209	11,771,325
Net increase in securities sold under agreements to repurchase	2,565,000	1,989,000
(Repayments) proceeds from short-term borrowings	2,000,000	(5,000,000)
(Repayments) proceeds from long-term debt	(2,000,000)	5,000,000
Net increase in federal funds purchased	3,708,000	-
Proceeds from exercise of stock options	39,032	146,107
Excess tax benefit from stock-based compensation	51,121	82,038
Net cash provided by financing activities	31,809,229	22,945,113
Net increase in cash and cash equivalents	426,008	4,046,692

Cash and cash equivalents, beginning	9,973,743	7,662,133
Cash and cash equivalents, ending	$10,399,751	$11,708,825

Supplemental disclosure of cash flow information
Interest paid	$7,264,003	$4,873,811
Taxes paid	$679,100	$1,568,881

Supplemental disclosure of non cash activity
Other real estate acquired in settlement of loans	$-	$55,792
Issuance of stock in exchange for exercised stock options and
stock already outstanding	$79,983	$-

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of June 30, 2007 and December 31, 2006, and its cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the six months and three months ended June 30, 2007 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-K for the year ended December 31, 2006, as amended.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, Inc. is a state charted bank operating twelve offices in Whiteville, Wilmington, Shallotte, Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach and Elizabethtown, North Carolina. Offices in South Carolina include Conway and Heath Springs. The accounting and reporting policies of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2007 and December 31, 2006, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the six months and the quarters ended June 30, 2007 and 2006 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the six months and the quarters ended June 30, 2007 and 2006 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

The following table details the computation of basic and diluted earnings per share:
	Six-Months	Six-Months
	ended	ended
	June 30, 2007	June 30, 2006
Net income (income available to common shareholders)	$2,076,127	$1,733,536

Weighted average common shares outstanding	4,848,461	4,583,771
Effect of dilutive securities, options	91,462	181,247
Effect of dilutive securities, preferred stock	59,192	-
Weighted average common shares outstanding, diluted	4,999,115	4,765,018

Basic earnings per share	$.43	$.38
Diluted earnings per share	$.42	$.36

	Quarter	Quarter
	ended	ended
	June 30, 2007	June 30, 2006
Net income (income available to common shareholders)	$1,081,649	$887,925

Weighted average common shares outstanding	4,851,510	4,591,232
Effect of dilutive securities, options	88,662	181,177
Effect of dilutive securities, preferred stock	59,192	-
Weighted average common shares outstanding, diluted	4,999,364	4,772,409

Basic earnings per share	$.22	$.19
Diluted earnings per share	$.22	$.19

At June 30, 2007, the Company had 269,899 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. No warrants were outstanding at June 30, 2006.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
Commitment to extend credit	$61,916,000	$68,610,000
Standby letters of credit	1,567,000	1,825,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the six months and three months ending June 30, 2007 and 2006 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, is a state charted bank operating twelve offices in Whiteville, Wilmington, Shallotte, Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach and Elizabethtown, North Carolina. Offices in South Carolina include Conway and Heath Springs. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw
Bank on July 1, 2001.

Highlights

Net income for the quarter ended June 30, 2007, was $1,081,649 or $.22 per weighted average basic share outstanding compared to a $887,925 net profit or $.19 per weighted average basic share outstanding for the quarter ended June 30, 2006.

On June 30, 2007, Waccamaw Bankshares, Inc. assets totaled $433,986,218 compared to $399,581,293 on December 31, 2006. Net loans were $331,082,797 compared to $312,253,190 on December 31, 2006. Total deposits on June 30, 2007 were $352,797,843 compared to $327,351,767 at the end of 2006. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 increased by $1,749,794 resulting in a June 30, 2007 book value of $6.68 per common share, up from $6.35 on December 31, 2006.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2007 or December 31, 2006.

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

Investments in available for sale securities of $63,123,257 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2007.

Federal Funds Sold

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions as there were no federal funds sold on June 30, 2007 and $2,598,000 on December 31, 2006. No single loan exceeds Waccamaw Bank’s legal lending limit.

Loans

Net loans outstanding on June 30, 2007, were $331,082,797 compared to $312,253,190 on December 31, 2006. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $18,829,607 increase in loans was due to stronger real estate and commercial demand due to local economies improving in the areas covered by Waccamaw Bank. This resulted in increased construction and development lending during the first six months of 2007.

Deposits

Deposits on June 30, 2007, were $352,797,843 compared to $327,351,767 on December 31, 2006. Interest-bearing accounts represented 89.40% of total deposits at June 30, 2007 and 84.98% of total deposits at December 31, 2006. The significant increase in deposits, necessary to satisfy moderate loan demand, was the result of an aggressive marketing and advertising program offering higher deposit rates at the Bank. The decrease in non-interest bearing demand deposits was due to the pay-off of a short-term loan collateralized by a $13 million deposit at year end 2006 and conversion of part of the deposit to an interest-bearing deposit in the first quarter of 2007.

Bank Owned Life Insurance

During the first quarter of 2007, the bank purchased additional life insurance policies in the amount of $4,000,000 on both directors and key employees.

Liabilities

Securities sold under agreements to repurchase on June 30, 2007, were $7,975,000 compared to $5,410,000 on December 31, 2006. Federal funds purchased consist of short-term borrowings from other financial institutions. These borrowings are made from various financial institutions and were $3,708,000 on June 30, 2007 and no federal funds purchased on December 31, 2006. Long-term debt on June 30, 2007 was $21,500,000 compared to $23,500,000 on December 31, 2006 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings on June 30, 2007 were $2,000,000 and no short-term borrowings on December 31, 2006 as all short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year.

Stockholders’ Equity

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2007 was $33,452,424 compared to $31,702,630 at December 31, 2006. This $1,749,794 increase was largely due to operating profits of $2,076,127. The Bank exceeds all capital requirements under the leverage guidelines.

A non cash transaction of $79,983 took place in which 5,255 existing shares were exchanged for 17,275 shares of exercisable stock options which increased the outstanding common shares by 12,020 shares.

Asset Quality

The provision for possible loan losses charged to operations was $377,447 in the first six months of 2007 and $620,000 for the same period of 2006. During the first six months of 2007, a previously nonperforming loan paid off. The Company had expensed $500,000 to establish a specific reserve for the impaired loan. In the second quarter of 2007, the Company recovered $387,553 on the loan which reduced the provision. Excluding this recovery, the Company would have recognized $765,000 as provision expense for the six-month period ended June 30, 2007 due to increased loan demand. The allowance for loan losses on June 30, 2007, was $5,511,013 or 1.64% of period end loans compared to 1.54% at December 31, 2006.

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

Management believes that its reserve offers an appropriate allowance for probable loan losses incurred at the date of the financial statements.

At June 30, 2007 the Bank had $372,202 loans in nonaccrual status as compared to $1,609,178 at June 30, 2006. The decrease in non-accrual loans of approximately $1,200,000 from June 30, 2006 to June 30, 2007 was the result of a pay-off of a previously non-performing loan which decreased loans in the non-accrual status by approximately $971,000 and income in the form of a recovery before taxes of approximately $390,000 in the second quarter of 2007. At June 30, 2007 there were $30,084 in repossessed assets and there were no repossessed assets at June 30, 2006.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

The Company reported net income of $1,081,649 or $.22 per basic share and $.22 per diluted share for the three months ended June 30, 2007, as compared with net income of $887,925 or $.19 per basic share and $.19 per diluted share for the three months ended June 30, 2006, an increase of $193,724 or 21.8% in net income. The Company had significant increases in net interest income in the second quarter of 2007 as compared to the second quarter of 2006, as these increases were due to moderate growth in interest earning assets. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2006 and 2007.

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

For the three months ended June 30, 2007, the net interest income of the Bank was approximately $4.0 million compared to approximately $3.5 million for the three months ended June 30, 2006. The increase in net interest income can primarily be attributed to moderate growth in loans and investments.

Provision for Loan Losses

The Company expensed $2,477 to the provision for loan losses in the second quarter of 2007, as compared to the $515,000 provision for loan losses in the second quarter of 2006. As discussed previously, the Company recovered $387,553 on an impaired loan which had a specific reserve of $500,000. The recovery reduced the $390,000 which was provided during the quarter for normal loan demand. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

Non-interest Income

Non-interest income totaled $720,916 for the three months ended June 30, 2007 as compared with $601,628 for the three months ended June 30, 2006. The principal reason for the increase of $119,288 in total non-interest income for the current quarter was increases of approximately $26,000 in services charges on deposit accounts, increases in other operating income of approximately $50,000 and $48,000 in earnings on bank owned life insurance. A decrease of approximately $5,000 in mortgage origination income made up the difference in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Non-interest Expenses

Non-interest expenses totaled approximately $3.1 million for the three months ended June 30, 2007, an increase of $873,000 or 39.5% over the $2.2 million reported for the three months ended June 30, 2006. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of two new branches. For the three months ended June 30, 2007, personnel costs increased by approximately $440,000, or 36.8% to approximately $1.6 million as compared to approximately $1.2 million for the three months ended June 30, 2006.

Provision for Income Taxes

The Company provided $542,923 for income taxes during the three months ended June 30, 2007, compared to a provision for income taxes of $479,842 for the three months ended June 30, 2006.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

The Company reported net income of $2,076,127 or $.43 per basic share and $.42 per diluted share for the six months ended June 30, 2007, as compared with net income of $1,733,536 or $.38 per basic share and $.36 per diluted share for the six months ended June 30, 2006, an increase of $342,591 or 19.8% in net income. The Company had significant increases in net interest income in the first six months of 2007 as compared to the first six months of 2006, as these increases were due to moderate growth in interest earning assets. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2006 and 2007.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between the interest earned on loans, the investment portfolio and interest earning deposits and the cost of funds, consisting primarily of the interest paid on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non interest-bearing liabilities and stockholders’ equity.

For the six months ended June 30, 2007, the net interest income of the Bank was approximately $7.8 million compared to approximately $6.6 million for the six months ended June 30, 2006. The increase in net interest income can primarily be attributed to moderate growth in loans and investments.

Provision for Loan Losses

The Company expensed $765,000 to the provision for loan losses in the first six months of 2007 which was offset by a recover of $387,553 as discussed in Asset Quality, as compared to the $620,000 provision for loan losses in the first six months of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

Non-interest Income

Non-interest income totaled approximately $1.7 million for the six months ended June 30, 2007 as compared with approximately $1.2 million for the six months ended June 30, 2006. The principal reason for the increase of approximately $478,000 in total non-interest income for the current quarter was the Company realized gains of approximately $207,000 through the sale of two investments in the first six months of 2007. Increases of approximately $87,000 in net servicing fees from mortgage origination income, increases of approximately $38,000 in services charges on deposit accounts, increases in other operating income of approximately $89,000 and increases of earnings on bank owned life insurance of approximately $57,000 made up the additional difference in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Non-interest Expenses

Non-interest expenses totaled approximately $5.9 million for the six months ended June 30, 2007, an increase of approximately $1.6 million or 36.0% over the approximately $4.3 million reported for the six months ended June 30, 2006. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current year associated with new hires and the opening of two new branches. For the six months ended June 30, 2007, personnel costs increased by approximately $832,000, or 34.4% to approximately $3.2 million as compared to approximately $2.4 million for the six months ended June 30, 2006.

Provision for Income Taxes

The Company provided $1,137,712 for income taxes during the six months ended June 30, 2007, compared to a provision for income taxes of $1,156,495 for the six months ended June 30, 2006.

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

At June 30, 2007, the liquidity position of the Bank was strong, with short-term liquid assets of approximately $44,291,000 or 10.21% of total assets.

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

Item 4T.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to, nor is any of its property the subject of, any material pending legal proceeding incidental to the business of the Company or the Bank.

Item 1A.	Risk Factors

No material changes in the Registrant’s risk factors occurred during the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders

At the bank’s annual meeting of shareholders held on April 19, 2007, the shareholders (1.) Elected Crawford Monroe Enzor, III, R. Dale Ward. and Brian D. Campbell to serve as directors of the bank and (2.) Ratified the appointment of Elliott Davis, PLLC as the Company’s independent registered public accounting firm for 2007.

The following proposals were voted for:

Proposal 1 - Election of Directors
Crawford Monroe Enzor, III	votes for 3,765,516	withheld 45,590	abstain -0-
R. Dale Ward	votes for 3,761,472	withheld 49,634	abstain - 0-
Brian D. Campbell	votes for 3,763,094	withheld 48,012	abstain - 0-

Proposal 2 - To ratify the selection of Elliott Davis, PLLC as the Company’s independent registered public accounting firm for 2007.

Votes for 3,776,924	against 2,784	abstain 31,398

Item 6.	Exhibits

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification - CFO

32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: August 10, 2007	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer (Principal Financial Officer)