Form 10-Q
period 2007-09-30
WACCAMAW BANKSHARES INC
filed 2007-11-14
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2007
OR
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

YES    ☒          NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐          NO    ☒

As of November 14, 2007 there were 5,415,087 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.

WACCAMAW BANKSHARES, INC.
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	(Unaudited)
	September 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$6,227,791	9,183,383
Interest-bearing deposits with banks	852,152	790,360
Federal funds sold	4,401,000	2,598,000
Investment securities, available for sale	65,062,262	50,529,163
Restricted equity securities	3,072,006	2,457,206
Loans, net of allowance for loan losses of $5,504,300 in 2007, and $4,885,992 in 2006	342,798,298	312,253,190
Other real estate owned	16,411	18,845
Property and equipment, net	8,823,668	6,671,773
Goodwill	2,727,152	2,665,602
Intangible assets, net	737,670	930,555
Accrued income	2,595,774	2,627,020
Bank owned life insurance	9,681,562	5,419,130
Other assets	3,617,908	3,437,066
Total assets	$450,613,654	$399,581,293

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$35,911,772	$49,163,297
Interest-bearing deposits	330,118,147	278,188,470
Total deposits	366,029,919	327,351,767

Securities sold under agreements to repurchase	6,344,000	5,410,000
Short-term borrowings	2,000,000	-
Long-term debt	30,500,000	23,500,000
Guaranteed preferred beneficial interest in the company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	1,746,003	1,412,300
Other liabilities	1,314,494	1,956,596
Total liabilities	416,182,416	367,878,663

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, Series A, non-cumulative, non-voting, No par value; 1,000,000 shares authorized 65,111 and 59,192 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	993,112	993,112
Common stock, no par value; 25,000,000 shares authorized; 5,415,087 and 4,837,666 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	23,464,346	17,338,231
Retained earnings	10,492,209	13,216,891
Accumulated other comprehensive income	(518,429)	154,396
Total stockholders’ equity	34,431,238	31,702,630
Total liabilities and stockholders’ equity	$450,613,654	$399,581,293

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Nine-months ended September 30, 2007 and Nine-months ended September 30, 2006 (Unaudited)

	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006
Interest income
Loans and fees on loans	$20,561,291	$16,313,438
Federal funds sold	271,694	211,262
Investment securities, taxable	2,232,143	1,586,118
Investment securities, nontaxable	406,247	237,886
Total interest income	23,471,375	18,348,704

Interest expense
Deposits	9,991,288	6,745,731
Federal funds purchased and securities sold under agreements to repurchase	257,083	138,015
Other borrowed funds	1,548,890	1,097,035
Total interest expense	11,797,261	7,980,781
Net interest income	11,674,114	10,367,923

Provision for loan losses	385,864	1,090,000
Net interest income after provision for loan losses	11,288,250	9,277,923

Non-interest income
Service charges on deposit accounts	894,721	821,772
Mortgage origination income	352,904	278,709
Other operating income	770,794	647,007
Earnings on bank owned life insurance	286,242	179,676
Net realized gains (losses) on sale or maturity of investment securities	256,321	(753)
Total noninterest income	2,560,982	1,926,411

Non-interest expense
Salaries and employee benefits	4,982,178	3,859,166
Occupancy and equipment	1,077,305	797,421
Data processing	751,147	558,207
Amortization expense of intangible assets	192,885	202,034
Other expense	1,952,322	1,465,722
Total noninterest expense	8,955,837	6,882,550
Income (loss) before income taxes	4,893,395	4,321,784

Income Tax Expense	1,696,735	1,660,468
Net income	$3,196,660	$2,661,316

Basic earnings income per share	$.60	$.53
Diluted earnings income per share	$.58	$.51
Weighted average shares outstanding	5,347,514	5,062,549
Diluted average shares outstanding	5,508,292	5,217,484

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended September 30, 2007 and Quarter ended September 30, 2006 (Unaudited)

	Quarter Ended Sept 30, 2007	Quarter Ended Sept 30, 2006
Interest income
Loans and fees on loans	$7,149,037	$5,979,263
Federal funds sold	31,510	18,625
Investment securities, taxable	780,521	629,790
Investment securities, nontaxable	161,100	90,813
Total interest income	8,122,168	6,718,491

Interest expense
Deposits	3,528,135	2,482,425
Fed funds purchased and securities sold under agreements to repurchase	105,802	77,082
Other borrowed funds	571,207	383,957
Total interest expense	4,205,144	2,943,464
Net interest income	3,917,024	3,775,027

Provision for loan losses	8,417	470,000
Net interest income after provision for loan losses	3,908,607	3,305,027

Non-interest income
Service charges on deposit accounts	303,993	268,740
Mortgage origination income	87,972	100,891
Other operating income	275,746	241,224
Earnings on bank owned life insurance	115,957	66,172
Net realized gains (losses) on sale or maturity of investment securities	49,380	(122)
Total noninterest income	833,048	676,905

Non-interest expense
Salaries and employee benefits	1,732,726	1,441,375
Occupancy and equipment	395,155	291,881
Data processing	229,422	205,279
Amortization expense of intangible assets	64,295	50,678
Other expense	640,501	560,966
Total noninterest expense	3,062,099	2,550,179
Net income	1,679,556	1,431,753

Income Tax Expense	559,023	503,973
Net income	$1,120,533	$927,780

Basic earnings income per share	$.21	$.18
Diluted earnings income per share	$.20	$.18
Weighted average shares outstanding	5,376,975	5,102,981
Diluted average shares outstanding	5,503,663	5,230,840

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Nine-months ended September 30, 2007 and Nine-months ended September 30, 2006 (Unaudited)

	Nine-Months Ended Sept 30, 2007	Nine-Months Ended Sept 30, 2006
Cash flows from operating activities
Net income	$3,196,660	$2,661,316
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	573,889	462,179
Stock-based compensation	72,465	73,490
Provision for loan losses	385,864	1,090,000
Accretion of discount on securities, net of amortization of premiums	13,315	44,308
(Gain) loss on sale of investment securities	(256,321)	753
(Gain) loss from sale of other real estate	-	(1,276)
Income from bank owned life insurance	(262,432)	-
Changes in assets and liabilities:
Accrued income	31,246	(721,558)
Other assets	106,650	(483,107)
Accrued interest payable	333,703	192,833
Other liabilities	(642,102)	(399,334)
Net cash provided by operating activities	3,552,937	2,919,604

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(1,803,000)	7,425,000
Purchases of investment securities	(26,206,089)	(13,281,605)
Maturities of investment securities	4,032,531	4,370,685
Net increase in loans	(30,930,972)	(28,843,672)
Proceeds from sale of other real estate	-	83,751
Sales of investment securities	6,249,232	935,000
Investment in bank owned life insurance	(4,000,000)	-
Purchases of property and equipment	(2,532,900)	(2,658,835)
Acquisition of Bank of Heath Springs	-	(1,641,512)
Net cash used in investing activities	(55,191,198)	(33,611,188)

Cash flows from financing activities
Net increase in non-interest-bearing deposits	(13,251,525)	5,296,930
Net increase in interest-bearing deposits	51,929,677	19,925,071
Net increase in securities sold under agreements to repurchase	934,000	2,184,000
(Repayments) proceeds from short-term borrowings	2,000,000	(5,000,000)
(Repayments) proceeds from long-term debt	7,000,000	5,000,000
Proceeds from exercise of stock options	91,352	255,655
Excess tax benefit from stock-based compensation	51,121	201,151
Proceeds (expense) from issuance of common stock	(10,164)	3,582,025
Net cash provided by financing activities	48,744,461	31,444,832

Increase in cash and cash equivalents	(2,893,800)	753,248

Cash and cash equivalents, beginning	9,973,743	7,662,133
Cash and cash equivalents, ending	$7,079,943	$8,415,381

Supplemental disclosure of cash flow information
Interest paid	$11,463,558	$7,787,948
Taxes paid	$1,754,200	$2,271,194
Supplemental disclosure of non cash activity
Other real estate acquired in settlement of loans	$-	$55,792
Issuance of stock in exchange for exercised stock options and stock already outstanding	$271,101	$-
Stock dividend	$5,921,341	$-

 See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of September 30, 2007 and December 31, 2006, and its cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months and three months ended September 30, 2007 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-K for the year ended December 31, 2006, as amended.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, Inc. is a state chartered bank operating twelve offices in Whiteville, Wilmington, Shallote, Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach and Elizabethtown, North Carolina. Offices in South Carolina include Conway and Heath Springs. The accounting and reporting polices of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions (including cash items in process of collection) and interest-bearing deposits with banks which are considered to be cash equivalents. Federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per Financial Accounting Standards Board (“FASB”) Statement No. 104. Federal funds purchased are shown separately.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2007 and December 31, 2006, the Bank had no investments classified as held to maturity.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the nine months and quarters ended September 30, 2007 and 2006 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the nine months and the quarters ended September 30, 2007 and 2006 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

The following table details the computation of basic and diluted earnings per share:

	Nine-Months September 30, 2007	Nine-Months September 30, 2006

Net income (income available to common shareholders)	$3,196,660	$2,661,316

Weighted average common shares outstanding	5,347,514	5,062,549
Effect of dilutive securities, options	95,667	89,824
Effect of dilutive securities, preferred stock	65,111	65,111
Weighted average common shares outstanding, diluted	5,508,292	5,217,484

Basic earnings per share	$.60	$.53
Diluted earnings per share	$.58	$.51

	Quarter ended September 30, 2007	Quarter ended September 30, 2006

Net income (income available to common shareholders)	$1,120,533	$927,780

Weighted average common shares outstanding	5,376,975	5,102,981
Effect of dilutive securities, options	61,577	62,748
Effect of dilutive securities, preferred stock	65,111	65,111
Weighted average common shares outstanding, diluted	5,503,663	5,230,840

Basic earnings per share	$.21	$.18
Diluted earnings per share	$.20	$.18

The Company declared an 11-for-10 stock split in the form of a 10% stock dividend payable on September 18, 2007 to the shareholders of record on September 2, 2007. To effect the split, the Company’s issued and outstanding stock was increased by 491,583 shares. The dilutive effects of preferred stock have also been adjusted to reflect an 11-for-10 stock split discussed in Note 4.

At September 30, 2007, the Company had 296,889 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. The bank had 269,899 outstanding warrants at September 30, 2006.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006

Commitment to extend credit	$49,790,000	$68,610,000
Standby letters of credit	1,853,000	1,825,000

NOTE 4. SUBSEQUENT EVENTS

Waccamaw Bankshares, Inc., announced an 11-for-10 stock split in the form of a 10% stock dividend payable on November 10, 2007 to preferred shareholders of record on October 18, 2007. All references to preferred stock shares have been restated as appropriate.

Waccamaw Bank, announced an agreement to acquire four offices from BB&T Corporation as a result of BB&T’s merger with Coastal Financial Corporation. Waccamaw is acquiring two offices in Brunswick County, North Carolina and two offices in Horry County, South Carolina. These offices are located at 8001 East Oak Island Drive, Oak Island, North Carolina; 200 Smith Street, Shallotte, North Carolina; 5429 Dick Pond Road, Myrtle Beach, South Carolina; and 112 Waccamaw Medical Park, Conway, South Carolina.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the nine months and three months ending September 30, 2007 and 2006 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, is a state charted bank operating North Carolina offices in Whiteville, Wilmington, Shallotte, Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach and Elizabethtown, North Carolina. Offices in South Carolina include Conway and Heath Springs. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

HIGHLIGHTS

Net income for the quarter ended September 30, 2007, was $1,120,533 or $.21 per weighted average basic share outstanding compared to a $927,780 net profit or $.18 per weighted average basic share outstanding for the quarter ended September 30, 2006.

On September 30, 2007, Waccamaw Bankshares, Inc. assets totaled $450,613,654 compared to $399,581,293 on December 31, 2006. Net loans were $342,798,298 compared to $312,253,190 on December 31, 2006. Total deposits on September 30, 2007 were $366,029,919 compared to $327,351,767 at the end of 2006. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 increased by $2,728,608 resulting in a September 30, 2007 book value of $6.17 per common share, up from $5.77 on December 31, 2006.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2007 or December 31, 2006.

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

Investments in available for sale securities of $65,062,262 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2007. The $14,533,099 increase in investments was due to excess liquidity due to strong deposit growth in the first nine months of 2007.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $4,401,000 and $2,598,000 on September 30, 2007 and December 31, 2006, respectively. No single loan exceeds Waccamaw Bank’s legal lending limit.

LOANS

Net loans outstanding on September 30, 2007, were $342,798,298 compared to $312,253,190 on December 31, 2006. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $30,545,108 increase in loans was due to stronger real estate and commercial demand due to local economies improving in the areas covered by Waccamaw Bank. This resulted in increased construction and development lending during the first nine months of 2007.

DEPOSITS

Deposits on September 30, 2007, were $366,029,919 compared to $327,351,767 on December 31, 2006. Interest-bearing accounts represented 90.19% of total deposits at September 30, 2007 and 84.98% of total deposits at December 31, 2006.

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

LIABILITIES

Securities sold under agreements to repurchase on September 30, 2007, was $6,344,000 compared to $5,410,000 on December 31, 2006. Long-term debt at September 30, 2007 was $30,500,000 compared to $23,500,000 on December 31, 2006 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings at September 30, 2007 was $2,000,000 and no short-term borrowings on December 31, 2006 as all short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year.

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2007 was $34,431,238 compared to $31,702,630 at December 31, 2006. This $2,728,608 increase was largely due to operating profits of $3,196,660. The Bank exceeds all capital requirements under the leverage guidelines.

The Company declared an 11-for-10 stock split in the form of a 10% stock dividend payable on September 18, 2007 to the shareholders of record on September 2, 2007. To effect the split, the Company’s issued and outstanding stock was increased by 491,583 shares. The fair value of the stock dividend was transferred from retained earnings to common stock in the amount of $5,921,341. All references to the number of common shares and per share amounts in the financial statements have been restated as appropriate to reflect the effect of the split for all periods presented.

ASSET QUALITY

The provision for possible loan losses charged to operations was $385,864 in the first nine months of 2007 and $1,090,000 for the same period of 2006. During the first nine months of 2007, a previously nonperforming loan paid off. The Company had expensed $500,000 to establish a specific reserve for the impaired loan. In the second quarter of 2007, the Company recovered $387,553 on the loan. Excluding this recovery, the Company would have recognized $773,417 as provision expense for the nine-month period ended September 30, 2007 due to increased loan demand. The allowance for loan losses on September 30, 2007, was $5,504,300 or 1.58% of period end loans compared to 1.54% at December 31, 2006.

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

At September 30, 2007 the Bank had $1,101,595 loans in nonaccrual status as compared to $2,085,042 at September 30, 2006. At September 30, 2007 there were $29,784 in repossessed assets and there were no repossessed assets at September 30, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The Company reported net income of $1,120,533 or $.21 per basic share and $.20 per diluted share for the three months ended September 30, 2007, as compared with net income of $927,780 or $.18 per basic share and $.18 per diluted share for the three months ended September 30, 2006, an increase of $192,753 or 20.78% in net income. The Company had moderate increases in net interest income in the third quarter of 2007 as compared to the third quarter of 2006, as these increases were due to growth in interest earning assets. The Company has incurred additional non-interest expenses both as a result of normal growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2006 and 2007.

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

For the three months ended September 30, 2007, the net interest income of the Bank was $3,917,024 compared to $3,775,027 for the three months ended September 30, 2006. The increase in net interest income can primarily be attributed to moderate growth in interest earning assets.

PROVISION FOR LOAN LOSSES

The Company expensed $8,417 as the provision for loan losses in the third quarter of 2007, as compared to the $470,000 provision for loan losses in the third quarter of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay. The decrease in the provision for loan losses was due to the significant increase in real estate and commercial loan demand in the third quarter of 2006 versus the moderate loan increase in the third quarter of 2007.

NON-INTEREST INCOME

Non-interest income totaled $833,048 for the three months ended September 30, 2007 as compared with $676,905 for the three months ended September 30, 2006. The increase of approximately $156,000 in total non-interest income for the current quarter was the result of realized gains of approximately $49,000 through the sale of an investment in the third quarter of 2007, increases of approximately $35,000 in services charges on deposit accounts, increases in other operating income of approximately $35,000 and increases of earnings on bank owned life insurance of approximately $50,000. A decrease of approximately $13,000 in net servicing fees from mortgage origination income made up the difference in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

NON-INTEREST EXPENSES

Non-interest expenses totaled approximately $3.1 million for the three months ended September 30, 2007, an increase of approximately $512,000 or 20.07% over the approximately $2.5 million reported for the three months ended September 30, 2006. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of two new branches. For the three months ended September 30, 2007, personnel costs increased by approximately $291,000, or 20.21% to approximately $1.7 million as compared to approximately $1.4 million for the three months ended September 30, 2006.

PROVISION FOR INCOME TAXES

The Company provided approximately $559,000 for income taxes during the three months ended September 30, 2007, at an effective tax rate of 33% compared to a provision for income taxes of approximately $504,000 for the three months ended September 30, 2006 at an effective tax rate of 35%. The primary reason for the decrease in the effective tax rate was due to the income from the additional purchase of bank owned life insurance and additional income from the increase in municipal securities which are exempt from income taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The Company reported net income of $3,196,660 or $.60 per basic share and $.58 per diluted share for the nine months ended September 30, 2007, as compared with net income of $2,661,316 or $.53 per basic share and $.51 per diluted share for the nine months ended September 30, 2006, an increase of $535,344 or 20.12% in net income.

The Company had moderate increases in net interest income in the first nine months of 2007 as compared to the first nine months of 2006, as these increases were due to growth in interest earning assets. The Company has incurred additional non-interest expenses both as a result of normal growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2006 and 2007.

NET INTEREST INCOME

For the nine months ended September 30, 2007, the net interest income of the Bank was approximately $11.7 million compared to approximately $10.4 million for the nine months ended September 30, 2006. The increase in net interest income can primarily be attributed to moderate growth in loans and investments.

PROVISION FOR LOAN LOSSES

The Company expensed $385,864 to the provision for loan losses in the first nine months of 2007 which was offset by a recovery of $387,553 as discussed in Asset Quality, as compared to the $1,090,000 provision for loan losses in the first nine months of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be satisfactory based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled approximately $2.6 million for the nine months ended September 30, 2007 as compared with approximately $1.9 million for the nine months ended September 30, 2006. A significant portion of the increase of approximately $635,000 in total non-interest income for the nine months ended September 30, 2007 was realized gains of approximately $256,000 through the sale of three investments in the nine months ending September 30, 2007. Increases of approximately $74,000 in net servicing fees from mortgage origination income, increases of approximately $73,000 in services charges on deposit accounts, increases in other operating income of approximately $124,000 and increases of earnings on bank owned life insurance of approximately $107,000 made up the additional difference in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

NON-INTEREST EXPENSES

Non-interest expenses totaled approximately $9.0 million for the nine months ended September 30, 2007, an increase of approximately $2.1 million or 30.12% over the approximately $6.9 million reported for the nine months ended September 30, 2006. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current year associated with new hires and the opening of two new branches. For the nine months ended September 30, 2007, personnel costs increased by approximately $1.1 million, or 29.10% to approximately $5.0 million as compared to approximately $3.9 million for the nine months ended September 30, 2006.

PROVISION FOR INCOME TAXES

The Company provided $1,696,735 for income taxes during the nine months ended September 30, 2007, at a tax rate of 35% compared to a provision for income taxes of $1,660,468 for the nine months ended September 30, 2005 at a tax rate of 38%. The primary reason for the decrease in the effective tax rate was due to the income from the additional purchase of bank owned life insurance and additional income from the increase in municipal securities which are exempt from income taxes.

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

At September 30, 2007, the liquidity position of the Bank was strong, with short-term liquid assets of $64,527,000 or 14.32% of total assets.

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

Item 1A. Risk Factors

No material changes in the Issuer’s risk factors occurred during the quarter.

Item 5. Other Information

On November 6, 2006, the Company amended its articles of incorporation to establish a series of preferred stock designated Series A Convertible Preferred Stock (the “Series A Preferred Stock). The Series A Preferred Stock consists of 400,000 shares, no par value per share. A copy of the Company’s articles of incorporation, along with all amendments, is filed herewith.

Item 6. Exhibits

3.1	Articles of Incorporation, including Articles of Amendment, dated May 3, 2005 and Articles of Amendment, dated November 6, 2006

31.1	Section 302 Certification – CEO

31.2	Section 302 Certification – CFO

32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: November 14, 2007	By:	/s/David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation, including Articles of Amendment, dated May 3, 2005 and Articles of Amendment, dated November 6, 2006	Filed herewith
31.1	Section 302 Certification – CEO	Filed herewith
31.2	Section 302 Certification – CFO	Filed herewith
32	Section 906 Certification	Filed herewith