Form 10-K
period 2007-12-31
WACCAMAW BANKSHARES INC
filed 2008-03-28
CIK 1144686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

COMMISSION FILE NUMBER 000-32985

WACCAMAW BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	52-2329563
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

110 NORTH J. K. POWELL BOULEVARD
WHITEVILLE, NORTH CAROLINA 28472
(Address of Principal Executive Offices)(Zip Code)

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 63,768,978.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 5,436,970 shares of Common Stock outstanding as of March 20, 2008:

Documents Incorporated by Reference.

The Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2007, incorporated in Part II of this Form 10-K

Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, incorporated into Part III of this Form 10-K

FORM 10-K CROSS-REFERENCE INDEX

PART I	FORM 10-K	PROXY STATEMENT	ANNUAL REPORT

Item 1 - Business	X
Item 1A - Risk Factors	X
Item 1B - Unresolved Staff Comments	X
Item 2 - Properties	X
Item 3 - Legal Proceedings	X
Item 4 - Submission of Matters to a Vote Of Security Holders	X

PART II

Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 - Selected Financial Data	X
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations			X
Item 7A - Quantitative and Qualitative Disclosures About Market Risk			X
Item 8 - Financial Statements and Supplementary Data			X
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	X
Item 9A - Controls and Procedures	X
Item 9B - Other Information	X

PART III

Item 10 - Directors, Executive Officers and Corporate Governance	X	X
Item 11 - Executive Compensation		X
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		X
Item 13 - Certain Relationships and Related Transactions, and Director Independence		X
Item 14 - Principal Accounting Fees and Services		X

PART IV

Item 15 - Exhibits, Financial Statement Schedules	X

PART 1

ITEM 1 - BUSINESS

General

Waccamaw Bankshares, Inc. (the “Company”) was formed during 2001 as a financial holding company chartered in the State of North Carolina. On July 1, 2001, the Company acquired all the outstanding shares of Waccamaw Bank (the “Bank”) in a tax-free exchange. To date, the only business activities of the Company consist of the activities of the Bank.

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997. The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices, Brunswick County through seven banking offices, New Hanover County through one banking office, Bladen County through one banking office, Lancaster County, South Carolina through one banking office and Horry County, South Carolina through three banking offices. As a state-chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Reserve.

Location and Service Area

The Company’s primary service area is Columbus, Brunswick, Bladen and New Hanover Counties of North Carolina and Lancaster and Horry Counties of South Carolina. The principal business of the Company is to provide comprehensive individual and corporate banking services to its main service area. These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services that are traditionally available from community banks.

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

Lancaster County is located near the middle of the state near the North Carolina border and approximately 40 miles south of Charlotte, NC and fifty miles north of Columbia, South Carolina. These cities all have national or regional airports.

Horry County is located in the northeastern portion of South Carolina near the North Carolina border. Myrtle Beach, the largest city in the county, has a diversified economy which includes tourism, manufacturing, medical and retail industries.

The principal components of the economy in the Company’s primary service area are manufacturing, agriculture and tourism. Manufacturing employment is concentrated in the wood products and textile industries. The primary agriculture products are tobacco and hogs.

Competition

The primary business activity of the Company is commercial banking. This activity is conducted by the Bank which is the wholly owned subsidiary of the Company.

Banking is a highly competitive industry. The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered. The Bank encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in the Bank’s market area. There are 16 offices of 5 other commercial banks operating in Columbus County, 35 offices of 7 other commercial banks operating in Brunswick County, 71 offices of 16 other commercial banks operating in New Hanover County, 8 offices of 6 other commercial banks operating in Bladen County, 9 offices of 5 other commercial banks operating in Lancaster County and 113 offices of 17 other commercial banks operating in Horry County. In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank. Many of these competitors have substantially greater resources and lending abilities than the Bank and offer certain services, such as investment banking, trust, interstate and international banking services, that the Bank cannot or will not provide.

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

Federal Bank Holding Company Regulation (Financial Holding Company Regulations)

The Company is a financial holding company within the meaning of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). Under the GLB Act, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the GLB Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve considers to be closely related to banking.

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

Under the GLB Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity- banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The GLB Act also imposes additional restrictions and heightened disclosure requirements regarding information collected by financial institutions.

The Company is also still subject to the Bank Holding Company Act (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such other information as the Federal Reserve may require.

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

The Bank

The Company is the holding company for the Bank, which is a North Carolina banking corporation. Substantially all Company revenues are earned through the operations of the Bank. The Bank is subject to examination and supervision by the Federal Reserve and the North Carolina Commissioner of Banks (the “Commissioner”). The Federal Reserve monitors the Bank’s compliance with several federal statutes such as the Community Reinvestment Act of 1977 and the Depository Institution Management Interlocks Act. The Federal Reserve has broad enforcement authority to prevent the continuance or development of unsafe and unsound banking practices, including the issuance of cease and desist orders and the removal of officers and directors. The Federal Reserve must approve the establishment of branch offices, conversions, mergers, assumptions of deposit liabilities between insured and uninsured institutions, and the acquisition or establishment of certain subsidiary corporations. The Federal Reserve can prevent capital or surplus diminution in such transactions where the deposit accounts of the resulting, continuing or assuring bank are federally insured.

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

Federal banking law requires the federal banking agencies to take “prompt corrective action” in respect of insured depository institutions that do not meet minimum capital requirements. There are five tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” as defined by regulations promulgated by the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is below such measures, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not more than 65.0% of the minimum leverage ratio prescribed by regulation. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Bank generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $4.0 million.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with Federal, State, or local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company had no compensated employees. The Bank presently has 150 full-time equivalent employees consisting of 143 full-time employees and 13 part-time employees.

ITEM 1A - RISK FACTORS

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Our principal subsidiary, Waccamaw Bank, as a state-chartered member bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the Federal Reserve. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

•	the payment of dividends to stockholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide securities or trust services.

We are registered with the Federal Reserve Board as a financial holding company. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our stock trading volume has been low compared with larger financial holding companies.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 - PROPERTIES

The Company purchased a 2.44 acre tract of real estate in March of 1999 for $233,318 from a Company director to be used as a construction site for a banking facility. This transactions was effected at arm’s length and management believes that the purchase price was at or below fair market value. The construction was completed in April of 2001 at a cost of $1.8 million. The two story building has approximately 12,000 finished square feet. In addition to the tellers inside the building, the Bank utilizes 3 drive-up lanes and an ATM to service the needs of customers.

The Bank has two additional branches in Columbus County located at 105 Hickman Road, Tabor City, North Carolina and 111 Strawberry Boulevard, Chadbourn, North Carolina. The Tabor City Branch is located in a 3,800 square foot building that includes two drive-up lanes and an ATM. The property is leased for $33,474 per year. The lease was assumed from the prior tenant and expires in 2011. The Bank has the option to extend the lease for four additional five year terms.

The Chadbourn branch is a one-story brick building with approximately 2,500 square feet of floor space that was leased following a Centura branch acquisition. The Bank has a five year lease with the option to renew for five additional terms of five years each. The branch also has drive-up facilities.

The Bank has seven branches located in Brunswick County, two in Shallotte, North Carolina, one in Holden Beach, North Carolina, two in Southport, North Carolina, one in Ocean Isle, North Carolina and one in Oak Island, North Carolina. The Shallotte Main Street branch is housed in a 2,521 square foot facility that includes two drive-up lanes and an ATM. The building is leased for a term of ten years beginning on February 1, 2000. The Bank has the option to renew the lease for three additional terms of five years.

The Shallotte Smith Street branch is housed in a 3,515 square foot facility that includes one drive-up lane and an ATM. The land and building were purchased at a cost of $2.2 million in September 2007 from BB&T.

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

The Oak Island branch is housed in a 2,490 square foot facility. The land and building were purchased from BB&T at a cost of $1.5 million and has one drive-up lane and an ATM.

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

The Ocean Isle branch is housed in a 2,982 square foot facility and has one drive-up lane and an ATM. The construction was completed in July 2007 at a cost of $921,000. The land is leased for a term of ten years beginning on March 1, 2007. The bank has the option to renew the lease for four additional terms of five years.

The Conway 16th Avenue branch is housed in a 1,350 square foot facility. The Bank has a five year lease beginning on September 1, 2006. The Conway branch is also leasing a 1,536 square foot facility for a term of eighteen months beginning on July 1, 2007.

The Conway Medical Center branch is housed in a 1,508 square foot facility. The building was purchased for $600,000 from BB&T and has one drive-up lane and an ATM.

The Myrtle Beach branch is housed in a 2,400 square foot facility and has one drive-up lane and an ATM. The lease was assumed from BB&T and expires in 2010 with the option to renew the lease for an additional term of five years.

The bank has an operations center located on Madison Street in Whiteville which is housed in a 7,700 square foot facility. The building is leased for a term of seven years beginning on January 1, 2006. The Bank has the option to renew the lease for five additional terms of five years.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceeding incidental to the business of the Company or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s articles of incorporation authorize it to issue up to 25,000,000 shares of common stock, no par value, of which 5,436,970 shares were issued and outstanding as of March 20, 2008. The stock is listed on the NASDAQ Global Market under the symbol “WBNK”

The approximate number of holders of the Company’s shares of common stock as of March 20, 2008 is 1,900. There were 45,978 shares issued and outstanding of the Company’s Series A convertible preferred stock as of March 20, 2008.

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

Set forth below are the approximate high and low (bid quotations/sales price), known to the management of the Company, for each quarter in the last three fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2007		2006		2005
	High	Low	High	Low	High	Low
First Quarter	$15.90	$14.00	$17.27	$15.91	$17.50	$15.68
Second Quarter	14.75	12.91	16.12	14.77	17.05	15.91
Third Quarter	13.86	11.69	16.58	13.81	18.86	16.36
Fourth Quarter	14.00	10.25	16.36	13.75	17.77	15.91

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

The Series A Preferred Stock, issued in connection with the unit placement, is convertible to shares of common stock of the Company at the election of the holder of the Series A Preferred Stock on a date which is not before one year and one day after the units were first issued or at the election of the Company if the holders of the Preferred Stock would be afforded any voting rights under North Carolina law. The warrants may be converted into shares of common stock upon the payment by the holder of the exercise price of $21.82 per share (adjusted for 11 for 10 stock split in 2007). The warrants may be exercised at any time before 5:00 p.m., Eastern Standard Time, September 30, 2009.

ITEM 6 - SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
	(thousands, except share data and ratios)
Summary of Operations:
Interest income	$31,637	$25,379	$18,228	$11,450	$9,957
Interest expense	16,296	11,226	7,536	3,766	3,627
Net interest income	15,341	14,153	10,692	7,684	6,330
Provision for credit losses	386	1,450	1,370	819	730
Net interest income after provision
for loan losses	14,955	12,703	9,322	6,865	5,600
Total non-interest income	3,443	2,581	2,269	2,445	2,053
Total non-interest expense	12,440	9,422	6,967	5,687	4,436
Income before income taxes	5,958	5,862	4,624	3,623	3,217
Income tax (expense) benefit	(2,049)	(2,210)	(1,589)	(1,209)	(1,210)
Net income	$3,909	$3,652	$3,035	$2,414	$2,007

Per Common Share Data: [1]
Basic earnings per share	$.73	$.71	$.61	$.49	$.41
Diluted earnings per share	.72	.69	.58	.47	.39
Market Price
High	15.90	17.27	18.86	24.68	10.98
Low	10.25	13.81	15.68	9.85	6.31
Close	10.50	14.88	16.14	16.36	10.32
Book value	6.44	5.77	4.48	3.99	3.45

Selected Average Balances:
Total assets	$438,579	$356,675	$302,381	$217,035	$177,563
Loans, net	332,451	279,625	238,579	168,757	137,403
Securities	65,454	46,561	31,257	29,068	19,663
Interest-earning assets	404,329	331,713	284,320	200,982	165,847
Deposits	354,512	298,324	252,994	169,162	147,663
Interest-bearing liabilities	366,266	295,596	256,492	179,696	146,438
Shareholders’ equity	33,501	25,945	20,254	17,941	15,633

Selected Year-End Balance Sheet Data:
Total assets	$508,368	$399,581	$322,792	$258,412	$193,207
Loans, net	355,138	312,253	257,575	206,666	142,342
Securities	102,644	52,986	35,214	30,232	24,053
Interest-earning assets	458,695	374,047	306,987	247,432	181,648
Deposits	378,179	327,352	271,035	207,642	154,796
Interest-bearing liabilities	437,207	315,346	273,171	218,592	158,828
Shareholders’ equity	35,023	31,703	22,499	19,899	16,963

Selected Performance Ratios:
Return on average assets	.89%	1.02%	1.00%	1.11%	1.13%
Return on average equity	11.67%	14.07%	14.98%	13.46%	12.84%
Net interest margin	3.79%	4.27%	3.76%	3.82%	3.82%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.24%	.49%	80%	1.16%	.93%
Allowance for loan losses to period-end loans	1.49%	1.54%	1.50%	1.33%	1.53%
Net loan charge-offs to average loans	(.03)%	.20%	.09%	0.15%	0.27%
Capital Ratios:
Total risk-based capital	10.88%	11.82%	12.36%	13.64%	14.24%
Tier 1 risk-based capital	9.63%	10.57%	11.11%	10.53%	12.91%
Leverage ratio	8.70%	9.61%	9.37%	9.44%	10.47%
Equity to assets ratio	6.89%	7.93%	6.97%	7.70%	8.78%

Capital Ratios:
Number of banking offices	16	11	8	6	5
Number of full time equivalent employees	150	109	85	73	58

[1]	Adjusted for the effects of 6 for 5 stock splits in 2003 and 2004, 2 for 1 stock split in 2004 and 11 for 10 stock split in 2007.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference to the Company’s 2007 annual report to stockholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Expected Maturities of Market Sensitive Instruments Held at December 31, 2007
($ in thousands)

						Average	Estimated
	1-3	4-12	13-60	Over 60		Interest	Fair
	Months	Months	Months	Months	Total	Rate	Value
Earning Assets:
Loans	$213,459	$21,851	$88,671	$36,996	$360,977	8.27%	$361,047
Investments	794	14	5,881	95,955	102,644	5.81%	102,644
Deposits with banks	912	-	-	-	912	5.19%	912
Total	215,165	21,865	94,552	132,951	464,533	7.82%	464,603

Interest-bearing liabilities:
Demand accounts	24,841	-	-	-	24,841.62%		24,841
Savings and money market	71,760	-	-	-	71,760	3.35%	71,760
Time deposits	63,399	165,871	16,314	3,624	249,208	5.05%	249,715
Repurchase agreements and
purchased funds	24,651	10,000	10,000	-	44,651	5.08%	44,651
Other borrowings	14,248	7,000	11,500	14,000	46,748	5.96%	45,698
Total	$198,899	$182,871	$37,814	$17,624	$437,208	4.46%	$436,665

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and the Report of independent registered public accounting firm set forth on pages 6 through 39 of the Company’s 2007 Annual Report to Stockholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of December 31, 2007 and 2006

2.	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

3.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

5.	Notes to Consolidated Financial Statements

6.	Report of independent registered public accounting firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

14

•
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

~~•~~
The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's CEO and CFO, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2007. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, pages 4-10 and 19-20.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to its directors and to all of its executive officers, including without limitation its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics is provided at the Company’s website: www.waccamawbank.com.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, pages 11-18.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, pages 3-4.

Set forth below is certain information regarding the Company’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	367,656	$12.72	154,524
Equity compensation plans not approved by security holders	None	None	None
Total	367,656	$12.72	154,524

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, pages 6 and 9.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, pages 18-19.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2007, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

Report of independent registered public accounting firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate**

10.1	Employment Agreement of James G. Graham***

10.2	Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3	Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

10.4	Supplemental Executive Retirement Plan

13	Annual Report to Stockholders (Filed herewith)

21	Subsidiaries of Registrant (Filed herewith)

31(i)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement****

*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8-K12g3, as filed with the Commission on July 1, 2001.

**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.

****	Filed with the Commission pursuant to Rule 14a-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

March 28, 2007	/s/ James G. Graham
James G. Graham
President and Chief Executive Officer

March 28, 2007	/s/ David A. Godwin
David A. Godwin
Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham	President and	March 20, 2008
James G. Graham	Chief Executive Officer

/s/ M. B. “Bo” Biggs	Director	March 20, 2008
M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	March 20, 2008
Dr. Maudie M. Davis

/s/ E. Autry Dawsey, Sr.	Director	March 20, 2008
E. Autry Dawsey, Sr.

/s/ Monroe Enzor, III	Director	March 20, 2008
Monroe Enzor, III

/s/ James E. Hill, Jr.	Director	March 20, 2008
James E. Hill, Jr.

/s/ Alan W. Thompson	Director, Chairman	March 20, 2008
Alan W. Thompson	of the Board

/s/ Dale Ward	Director	March 20, 2008
Dale Ward

/s/ J. Densil Worthington	Director	March 20, 2008
J. Densil Worthington

/s/ Brian Campbell	Director	March 20, 2008
Brian Campbell

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate**

10.1	Employment Agreement of James G. Graham***

10.2	Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3	Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

10.4	Supplemental Executive Retirement Plan

13	Annual Report to Stockholders (Filed herewith)

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement****

*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8-K12g3, as filed with the Commission on July 1, 2001.

**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.

****	Filed with the Commission pursuant to Rule 14a-6.

INTRODUCTION

Table of Contents

Introduction	1

Statement of Mission	2

Stock Performance	2

Significant Trends	3

Financial Highlights	4

Shareholder Letter	5

Consolidated Balance Sheets	7

Consolidated Statements of Income	8

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income	9

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	12

Report of Independent Registered Public Accounting Firm	39

Management’s Discussion and Analysis	40

Stockholder Information	57

STATEMENT OF MISSION

Waccamaw Bank serves a principled mission:
• to be the strongest independent bank in the coastal Carolina region;
• to offer fairly priced products and services that meet the financial needs of our community;
• to operate in an efficient manner designed for customer convenience;
• to be a good corporate neighbor within our communities;
• to maintain safety, soundness and profitability;
• to care for a quality staff that supports this mission.

STOCK PERFORMANCE

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Waccamaw Bankshares, Inc.	100.00	181.60	288.00	284.00	261.92	184.80
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

Significant Trends

Financial Highlights Summary1

	2007	2006	2005	2004	2003
Summary of Operations
Interest income	$31,637	$25,379	$18,228	$11,450	$9,957
Interest expense	(16,296)	(11,226)	(7,536)	(3,766)	(3,627)
Net interest income	15,341	14,153	10,692	7,684	6,330
Provision for loan losses	(386)	(1,450)	(1,370)	(819)	(730)
Other income	3,443	2,581	2,269	2,445	2,053
Other expense	(12,440)	(9,422)	(6,967)	(5,687)	(4,436)
Income tax expense	(2,049)	(2,210)	(1,589)	(1,209)	(1,210)
Net income	$3,909	$3,652	$3,035	$2,414	$2,007
Per Share Data[2]
Basic earnings per share	$.73	$.71	$.61	$.49	$.41
Diluted earnings per share	.72	.69	.58	.47	.39
Book value	6.44	5.77	4.48	3.99	3.45
Average Balance Sheet Summary
Loans, net	$332,451	$279,625	$238,579	$168,757	$137,403
Securities	65,454	46,561	31,257	29,068	19,663
Total assets	438,579	356,675	302,381	217,035	177,563
Deposits	354,512	298,324	252,994	169,162	147,663
Shareholders’ equity	33,501	25,945	20,254	17,941	15,633
Selected Ratios
Average equity to average assets	7.64%	7.27%	6.70%	8.27%	8.80%
Return on average assets	.89%	1.02%	1.00%	1.11%	1.13%
Return on average equity	11.67%	14.07%	14.98%	13.46%	12.84%

1 In thousands of dollars, except per share data.
2 Adjusted for the effects of 6 for 5 stock splits in 2003 and 2004, 2 for 1 stock split in 2004 and 11 for 10 stock split in 2007.

To Our Shareholders, Clients and Friends:

We are pleased to report 2007 proved to be a significant year in the progress of Waccamaw Bankshares, Inc. It was a year in which the bank celebrated its tenth year of operations and saw significant growth and expansion as we worked hard to position the bank for the future. As you will find in this report we achieved another year of record earnings and created a much stronger franchise as we took advantages of opportunities within our market to open five new offices prior to the end of 2007. Waccamaw Bankshares, Inc. is optimistic about our company’s expansion as we continue to grow Coastal Carolina Strong.

With assets over $500 million dollars, it is with significant pride the directors, management and staff report record profits for the year end of December 31, 2007—$3.9 million dollars—a 7.04% increase over the $3,652,016 earned in 2006. It is significant to note that Waccamaw Bankshares, Inc. assets passed the major $500 million dollar milestone and closed the year at $508,367,919 in total assets; a 27.2% increase over 2006.

The banking industry faced many challenges during the year with declining interest rates, questionable credit quality in some segments of our industry and a slowing national economy. We are pleased to report that the bank has absolutely no exposure to sub prime mortgages and continues to work very hard to protect what we believe is strong asset quality.

In addition to the financial performance of 2007, we continued to branch in the very strongest markets available to the bank. We strengthened the bank’s franchise by opening three additional offices in fast growing Brunswick County, North Carolina with offices in Sunset Beach, Oak Island and a second office in Shallotte. The bank also took the opportunity to continue our expansion into economically attractive Horry County, South Carolina with a second office in the Conway area and a new office in south Myrtle Beach. This expansion gives us four offices in South Carolina with three in Horry County. Our fourth office in Horry County, South Carolina will be located in Little River and is currently under construction with a second quarter 2008 scheduled opening. At the close of 2007, the bank operates a total of 16 full service offices in a footprint not duplicated by any other community banking franchise. It is our belief this creates substantial value for our shareholders and well positions the bank for the years to come. The bank began a significant new marketing effort in September as we celebrated our tenth anniversary. The marketing effort that began simultaneously with our tenth anniversary, Simply Free Checking is the centerpiece of the realignment of our entire consumer checking offerings. The response to date has been tremendous. This effort is bringing hundreds of new clients to our bank and gives us an opportunity to form solid relationships with these clients as well as supporting a much larger customer base.

It is without question that the national financial turmoil has served to weaken the values of financial companies and is likely to continue into 2008. While the bank enjoys a strong franchise, it cannot insulate itself from the interest rate environment which is causing a very rapid narrowing in net interest margins or other external economic factors. Asset quality for the bank remains satisfactory while net losses declined in 2007. The management and staff are working hard to provide the best possible financial results for the company as we proceed to capitalize on the new opportunities afforded to us by our branch expansion. We know that the new offices will perform well in the future and anticipate bringing them to a profitable status as quickly as possible.

While the national economy in 2008 provides a generous amount of uncertainties, we are optimistic that the staff and management of the bank will perform well despite these challenges. I would like to take this opportunity to thank you for your confidence and support. Each shareholder, client, and friend carries great value for Waccamaw Bankshares, Inc. We would like to thank our staff and the entire Waccamaw Bank family for the performance and for the value they add everyday. As you review this report, please feel free to contact us with any questions or comments. Thank you for banking with Waccamaw Bank.

Sincerely,
James G. Graham
President and Chief Executive Officer
Alan W. Thompson
Chairman of the Board

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$11,809,251	$9,183,383
Interest-bearing deposits with banks	912,195	790,360
Total cash and cash equivalents	12,721,446	9,973,743
Federal funds sold	-	2,598,000
Investment securities, available for sale	99,302,322	50,529,163
Restricted equity securities	3,342,006	2,457,206
Loans, net of allowance for loan losses
of $5,385,782 in 2007 and $4,885,992 in 2006	355,138,167	312,253,190
Property and equipment, net	14,537,739	6,671,773
Goodwill	2,727,152	2,665,602
Intangible assets, net	673,374	930,555
Accrued income	2,939,264	2,627,020
Bank owned life insurance	11,777,361	5,419,130
Other assets	5,209,088	3,455,911
Total assets	$508,367,919	$399,581,293
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$32,371,173	$49,163,297
Interest-bearing deposits	345,808,162	278,188,470
Total deposits	378,179,335	327,351,767
Securities sold under agreements to repurchase	29,222,000	5,410,000
Federal funds purchased	15,429,300	-
Short-term borrowings	13,000,000	-
Long-term debt	25,500,000	23,500,000
Guaranteed preferred beneficial interest in the
company’s junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	2,125,673	1,412,300
Other liabilities	1,640,470	1,956,596
Total liabilities	473,344,778	367,878,663
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting,
no par value; 1,000,000 shares authorized;
48,178 and 65,111 issued and outstanding at
December 31, 2007 and 2006, respectively	793,967	993,112
Common stock, no par; 25,000,000 shares authorized;
5,434,770 and 5,320,666 shares issued and outstanding
at December 31, 2007 and 2006, respectively	23,785,199	17,338,231
Retained earnings	11,124,589	13,216,891
Accumulated other comprehensive (loss) income	(680,614)	154,396
Total stockholders’ equity	35,023,141	31,702,630
Total liabilities and stockholders’ equity	$508,367,919	$399,581,293

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

	2007	2006	2005
Interest income
Loans and fees on loans	$27,492,792	$22,584,611	$16,330,154
Investment securities, taxable	3,231,060	2,195,843	1,338,903
Investment securities, nontaxable	574,181	330,656	95,806
Federal funds sold	289,740	226,152	436,147
Deposits with banks	48,892	42,205	26,949
Total interest income	31,636,665	25,379,467	18,227,959
Interest expense
Deposits	13,669,795	9,488,101	6,313,174
Federal funds purchased and securities
sold under agreements to repurchase	468,792	225,725	76,247
Other borrowed funds	2,157,460	1,512,314	1,146,161
Total interest expense	16,296,047	11,226,140	7,535,582
Net interest income	15,340,618	14,153,327	10,692,377
Provision for loan losses	385,864	1,450,000	1,370,000
Net interest income after provision for loan losses	14,954,754	12,703,327	9,322,377

Noninterest income
Service charges on deposit accounts	1,325,296	1,100,378	1,094,649
Mortgage origination income	467,089	373,726	270,321
Income from financial services	304,383	289,958	87,084
Earnings on bank owned life insurance	390,160	239,998	193,639
Net realized gains (losses) on sale or maturity
of investment securities	246,128	(890)	(1,062)
Net realized gains on sale of interest
in mortgage banking investee	-	44,094	36,848
Other operating income	710,094	533,906	587,267
Total noninterest income	3,443,150	2,581,170	2,268,746

Noninterest expense
Salaries and employee benefits	6,856,453	5,274,052	3,733,723
Occupancy and equipment	1,513,300	1,105,461	805,095
Data processing	1,000,694	809,187	629,080
Amortization expense	281,819	272,712	252,712
Other expense	2,787,949	1,960,683	1,545,972
Total noninterest expense	12,440,215	9,422,095	6,966,582
Income before income taxes	5,957,689	5,862,402	4,624,541
Income tax expense	2,048,741	2,210,386	1,589,168
Net income available to common stockholders	$3,908,948	$3,652,016	$3,035,373
Basic earnings per common share	$.73	$.71	$.61
Diluted earnings per common share	$.72	$.69	$.58
Weighted average common shares outstanding	5,365,617	5,127,107	4,997,725
Weighted average dilutive common shares outstanding	5,463,633	5,319,464	5,242,615

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity and
Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

				Accumulated Other
	Preferred Stock	Common Stock	Retained Earnings	Comprehensive Income (Loss)	Total
December 31, 2004	$-	$13,142,612	$6,529,502	$226,443	$19,898,557

Comprehensive income
Net income	-	-	3,035,373	-	3,035,373
Net change in unrealized appreciation
on investment securities available for
sale, net of income taxes of ($283,507)	-	-	-	(550,336)	(550,336)
Reclassification adjustment,
net of income taxes of $361	-	-	-	701	701
Total comprehensive income					2,485,738

Exercise of stock options	-	114,349	-	-	114,349
December 31, 2005	-	13,256,961	9,564,875	(323,192)	22,498,644

Comprehensive income
Net income	-	-	3,652,016	-	3,652,016
Net change in unrealized appreciation
on investment securities available for
sale, net of income taxes of $245,728	-	-	-	477,001	477,001
Reclassification adjustment,
net of income taxes of $303	-	-	-	587	587
Total comprehensive income					4,129,604

Issuance of common stock	-	3,582,019	-	-	3,582,019
Issuance of preferred stock	1,006,264	-	-	-	1,006,264
Stock based compensation	-	88,063	-	-	88,063
Exercise of stock options	-	255,654	-	-	255,654
Excess tax benefits from stock-based
compensation	-	201,151	-	-	201,151
Stock issuance costs	(13,152)	(45,617)	-	-	(58,769)
December 31, 2006	993,112	17,338,231	13,216,891	154,396	31,702,630

Comprehensive income
Net income	-	-	3,908,948	-	3,908,948
Net change in unrealized appreciation
on investment securities available for
sale, net of income taxes of ($346,473)	-	-	-	(672,565)	(672,565)
Reclassification adjustment,
net of income taxes of ($83,683)	-	-	-	(162,445)	(162,445)
Total comprehensive income					3,073,938

Effect of 10% common stock dividend	-	5,921,341	(5,921,341)	-	-
Effect of 10% preferred stock dividend	79,909	-	(79,909)	-	-
Stock based compensation	-	98,729	-	-	98,729
Exercise of stock options	-	97,979	-	-	97,979
Excess tax benefits from stock-based
compensation	-	60,029	-	-	60,029
Conversion of preferred stock to
common stock	(279,054)	279,054	-	-	-
Redemption of fractional shares	-	(10,164)	-	-	(10,164)
December 31, 2007	$793,967	$23,785,199	$11,124,589	$(680,614)	$35,023,141

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$3,908,948	$3,652,016	$3,035,373
Adjustments to reconcile net income to net
cash provided by operations:
Depreciation and amortization	800,845	630,247	522,383
Stock-based compensation	98,729	88,063	-
Provision for loan losses	385,864	1,450,000	1,370,000
Accretion of discount on securities, net of
amortization of premiums	31,555	72,027	87,726
(Gain)loss on sale of investment securities	(246,128)	890	1,062
Gain on sale of investment in mortgage
banking investee	-	(44,094)	(36,848)
Income from bank owned life insurance, net	(358,231)	(210,201)	(178,855)
Deferred taxes	(215,944)	(307,088)	(456,679)
Benefit of non-qualified stock option exercise	60,029	201,151	-
Changes in assets and liabilities:
Accrued income	(312,244)	(984,604)	(467,118)
Other assets	(1,195,987)	(581,964)	(871,991)
Accrued interest payable	713,373	331,924	471,007
Other liabilities	(316,126)	1,278,502	446,690
Net cash provided by operating activities	3,354,683	5,576,869	3,922,750

Cash flows from investing activities
Net (increase) decrease in federal funds sold	2,598,000	5,683,000	(3,752,000)
Purchases of investment securities	(73,818,059)	(15,946,980)	(14,430,495)
Maturities of investment securities	6,061,233	5,877,244	7,058,846
Net increase in loans	(43,270,841)	(51,516,853)	(52,310,314)
Proceeds from sales of investment securities	17,048,272	1,155,000	1,468,057
Investment in bank owned life insurance	(6,000,000)	-	-
Purchases of property and equipment	(8,382,268)	(3,359,954)	(367,814)
Proceeds from sale of other real estate	-	82,475	371,193
Acquisition of The Bank of Heath Springs	-	(1,627,132)	-
Net cash used in investing activities	(105,763,663)	(59,653,200)	(61,962,527)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(16,792,124)	19,792,936	6,283,014
Net increase in interest-bearing deposits	67,619,692	22,135,837	57,110,760
Net increase (decrease) in securities sold under
agreements to repurchase	23,812,000	2,674,000	(532,000)
Net increase in federal funds purchased	15,429,300	-	-
Net proceeds (repayments) from short-term borrowings	13,000,000	(10,000,000)	-
Net proceeds (repayments) from long-term debt	2,000,000	17,000,000	(2,000,000)
Proceeds from issuance of common stock	97,979	3,837,673	114,349
Proceeds from issuance of preferred stock	-	1,006,264	-
Stock issuance costs and redemption of fractional shares	(10,164)	(58,769)	-
Net cash provided by financing activities	105,156,683	56,387,941	60,976,123
Increase in cash and cash equivalents	2,747,703	2,311,610	2,936,346

Cash and cash equivalents, beginning	9,973,743	7,662,133	4,725,787
Cash and cash equivalents, ending	$12,721,446	$9,973,743	$7,662,133

Supplemental disclosure of cash flow information
Interest paid	$15,582,674	$10,879,836	$7,064,575
Taxes paid	$2,099,800	$2,505,414	$2,068,880

Supplemental disclosure of noncash activities
Real estate acquired in settlement of loans	$301,824	$68,146	$31,411
Issuance of stock in exchange for exercised stock
options and stock already outstanding	$271,101	$-	$-
10% common stock dividend	$5,921,341	$-	$-
10% preferred stock dividend	$79,909	$-	$-

Continued

Consolidated Statements of Cash Flow, continued

For the years ended December 31, 2007, 2006 and 2005

Schedule of noncash investing transactions related to acquisition

	2007	2006	2005
Acquisition of The Bank of Heath Springs
Assets acquired
Investment securities	$-	$8,206,775	$-
Loans, net of allowance for
loan losses $45,942	-	4,516,371	-
Property and equipment, net	-	302,351	-
Other assets	-	37,939	-
Goodwill	-	2,665,602	-
Core deposit intangible	-	300,000	-
	-	16,029,038	-

Liabilities assumed
Deposits	-	14,387,526	-
Other liabilities	-	14,380	-
	-	14,401,906	-
Net noncash assets acquired	$-	$1,627,132	$-

Payment for net assets acquired
Cash paid at closing	$-	$8,000,000	$-
Less cash acquired at closing	-	6,372,868	-
Net cash paid	$-	$1,627,132	$-

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Waccamaw Bank (Bank) was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997. The Bank currently serves Columbus, Brunswick, Bladen and New Hanover counties in North Carolina and Lancaster and Horry counties in South Carolina and surrounding areas through sixteen full service banking branches. As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Reserve.

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

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks" and "interest-bearing deposits with banks".

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Loans, continued

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

Years
Leasehold improvements	5-30
Automobile	5
Furniture and equipment	3-10
Building	10-40

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

Stock Compensation Plans

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2007, 2006, and 2005 was approximately $593,000, $308,000 and $187,000, respectively.

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

In 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s net income or consolidated financial position.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Unrealized gains and losses on securities available for sale are included in other comprehensive income. Gains and losses on available for sale securities are reclassified to income as they are realized upon sale of the securities.

Basic Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Common Share

The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

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

Federal funds: Carrying amount of federal funds sold and purchased approximate fair values.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No.106, Employers' Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion - 1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

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

Notes to Consolidated Financial Statements

Note 3. Restrictions on Cash

To comply with banking regulation, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,343,000 and $2,967,000 for the periods including December 31, 2007 and 2006, respectively.

Note 4. Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The amortized cost of securities (all available for sale) and their approximate fair values follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2007
Government sponsored enterprises	$15,448,159	$172,693	$-	$15,620,852
Mortgage backed securities	40,691,655	110,691	187,341	40,615,005
Corporate securities	27,502,810	287,451	735,161	27,055,100
Municipal securities	16,690,931	17,081	696,647	16,011,365
	$100,333,555	$587,916	$1,619,149	$99,302,322

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2006
Government sponsored enterprises	$8,629,498	$19,578	$1,892	$8,647,184
Mortgage backed securities	13,488,543	15,615	123,380	13,380,778
Corporate securities	18,397,532	526,714	190,649	18,733,597
Municipal securities	9,779,656	25,018	37,070	9,767,604
	$50,295,229	$586,925	$352,991	$50,529,163

Notes to Consolidated Financial Statements

Note 4. Investment Securities, continued

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

Investment securities with market values of $54,160,471 and $18,187,501 at December 31, 2007 and 2006, respectively were pledged as collateral on public deposits and for other banking purposes as required or permitted by law. Gross realized gains and losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Realized gains	$269,709	$-	$-
Realized losses	(23,581)	(890)	(1,062)
	$246,128	$(890)	$(1,062)

The scheduled contractual maturities of securities (all available for sale) at December 31, 2007 are as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$739,337	$808,405
Due in one through five years	6,204,427	5,880,699
Due in five through ten years	6,134,665	6,165,961
Due after ten years	87,255,126	86,447,257
	$100,333,555	$99,302,322

The following table details unrealized losses and related fair values in the Bank’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$24,752,710	$(172,649)	$755,806	$(14,692)	$25,508,516	$(187,341)
Corporate securities	11,653,112	(358,489)	4,027,860	(376,672)	15,680,972	(735,161)
Municipal securities	10,753,110	(669,521)	2,462,781	(27,126)	13,215,891	(696,647)
Total temporarily impaired securities	$47,158,932	$(1,200,659)	$7,246,447	$(418,490)	$54,405,379	$(1,619,149)

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

Notes to Consolidated Financial Statements

Note 5. Loans Receivable
The major components of loans in the balance sheets at December 31 are as follows:
	2007	2006
	In thousands
Commercial	$43,617	$48,858
Real estate:
Construction and land development	121,760	109,036
Residential, 1-4 families	75,671	64,475
Residential, 5 or more families	3,670	3,650
Farmland	3,806	2,412
Nonfarm, nonresidential	93,222	73,529
Agricultural	671	675
Consumer	13,950	13,172
Other	4,610	1,783
	360,977	317,590

Deferred loan fees, net of costs	(453)	(451)
Allowance for loan losses	(5,386)	(4,886)
	$355,138	$312,253

Approximately $18,000,000 in 1-4 family residential loans, $33,000,000 in commercial real estate loans and $17,000,000 in home equity line of credit loans were pledged as collateral securing Federal Home Loan Bank advances included in long-term debt at December 31, 2007.
Note 6. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:
	2007	2006	2005
Balance, beginning	$4,885,992	$3,939,002	$2,791,008

Provision charged to expense	385,864	1,450,000	1,370,000
Allowance acquired in purchase transaction	-	45,942	-
Recoveries of amounts charged off	401,717	36,247	47,685
Amounts charged off	(287,791)	(585,199)	(269,691)
Balance, ending	$5,385,782	$4,885,992	$3,939,002

	2007	2006
Impaired loans without a valuation allowance	$2,504,192	$1,135,984
Impaired loans with a valuation allowance	-	-
Total impaired loans	$2,504,192	$1,135,984

Valuation allowance related to impaired loans	$-	$-

Total nonaccrual loans	$1,534,208	$1,180,641
Total loans past due ninety days or more and still accruing interest	$2,608,432	$340,106

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the last three years (all approximate) is summarized below:

	2007	2006	2005
Average investment in impaired loans	$927,305	$1,016,932	$1,172,568
Interest income recognized on impaired loans	$206,057	$236,913	$134,546
Interest income recognized on a cash basis on impaired loans	$93,351	$40,384	$98,622

No additional funds are committed to be advanced in connection with impaired loans.

Note 7. Property and Equipment

Components of Property and Equipment

Property and equipment and total accumulated depreciation consisted of the following at December 31:

	2007	2006
Land	$2,384,393	$1,308,698
Buildings	7,021,830	3,735,432
Construction in progress	3,205,990	22,660
Leasehold improvements	908,454	766,810
Automobiles	55,818	24,018
Furniture and equipment	3,227,824	2,564,232
	16,804,309	8,421,850

Less accumulated depreciation	2,266,570	1,750,077
	$14,537,739	$6,671,773

Note 7. Property and Equipment, continued

Depreciation expense reported in net income was approximately $544,000, $383,000, and $295,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Leases

The Bank leases several banking facilities and its operations center under agreements accounted for as operating leases. Rent expense was approximately $378,000, $260,000, and $178,000 in 2007, 2006, and 2005, respectively. Future minimum lease payments under non-cancelable commitments are as follows.
2008	$323,268
2009	304,246
2010	185,829
2011	81,612
2012	60,550
Thereafter	183,750
$1,139,255

Notes to Consolidated Financial Statements

Note 8. Intangible Assets

The book value of purchased intangible assets at December 31, 2007 and 2006 was $673,374 and $930,555, respectively. Details are as follows:

	As of December 31, 2007		As of December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Deposit premium	$2,439,919	$1,813,210	$2,439,919	$1,576,030
Other	200,000	153,335	200,000	133,334
Total	$2,639,919	$1,966,545	$2,639,919	$1,709,364

Unamortized intangible assets
Goodwill from The Bank of
Heath Springs merger	$2,727,152	$ n/a	$2,665,602	$ n/a

Amortization expense is calculated on a straight-line basis over a period of ten years and was approximately $257,000, $247,000, and $227,000 in 2007, 2006, and 2005, respectively. Management expects amortization expense to be approximately $257,000 in each of the next three years.

Note 9. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was approximately $142,532,000 and $101,499,000, respectively. At December 31, 2007, the scheduled maturities of time deposits (in thousands) are as follows:

Three months or less	$63,399
Four months to one year	165,871
Two to three years	16,314
Over three years	3,624
$249,208

Note 10. Borrowed Funds

Short-term borrowings

Securities sold under agreements to repurchase and federal funds purchased generally mature within one day to 24 months from the transaction date. Also included in short-term borrowings are three variable rate FHLB advances of $5,000,000, $2,000,000 and $6,000,000 at December 31, 2007. There were no advances at December 31, 2006. Additional information is summarized below:

	2007	2006
Outstanding balance at December 31	$57,651,300	$5,410,000
Year-end weighted average rate	4.24%	4.59%
Daily average outstanding during the period	$13,351,081	$5,142,348
Average rate for the year	4.60%	4.39%
Maximum outstanding at any month-end during the period	$57,651,300	$6,644,000

Notes to Consolidated Financial Statements

Note 10. Borrowed Funds, continued

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Unused lines of credit

The Bank has established credit facilities to provide additional liquidity if and as needed. These consist of unsecured lines of credit with correspondent banks for $20,500,000 and a secured line of credit with a correspondent bank for $51,000,000. In addition, the Bank has the ability to borrow up to ten percent of total bank assets from the Federal Home Loan Bank of Atlanta, subject to the pledging of specific bank assets as collateral. There was $15,429,300 and $0 outstanding at December 31, 2007 and December 31, 2006, respectively, under these credit facilities.

Long-term debt

At December 31, 2007 and 2006, $25,500,000 and $23,500,000, respectively was outstanding under Federal Home Loan Bank advances. Approximately $18,000,000 in 1-4 family residential loans, $33,000,000 in commercial real estate loans and $17,000,000 in home equity line of credit loans were pledged as collateral for the FHLB advances at December 31, 2007.

Maturity Date	Advance	Rate
02/10/10	2,500,000	Fixed at 5.85	Convertible quarterly
07/12/12	9,000,000	1 Month LIBOR - .50%
12/02/13	5,000,000	3 Month LIBOR - .50%
09/29/15	4,000,000	Fixed at 4.06%	Convertible 9/29/09
04/22/19	5,000,000	3 Month LIBOR - .50%	Convertible 4/22/09
	$25,500,000

Note 11. Fair Value of Financial Instruments

The estimated fair values of the Bank's financial instruments are as follows (dollars in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$11,809	$11,809	$9,183	$9,183
Interest-bearing deposits with banks	912	912	790	790
Federal funds sold	-	-	2,598	2,598
Investment securities	99,302	99,302	50,529	50,529
Restricted equity securities	3,342	3,342	2,457	2,457
Loans, net of allowance for loan losses	355,138	355,661	312,253	316,540
Financial Liabilities
Deposits	378,179	378,783	327,352	327,724
Securities sold under agreements to
repurchase and federal funds purchased	44,651	44,651	5,410	5,410
Short-term borrowings	13,000	13,000	-	-
Long-term debt	25,500	24,698	23,500	23,509
Junior subordinated debentures	8,248	8,000	8,248	8,000

Notes to Consolidated Financial Statements

Note 12. Earnings per Share

The following table details the computation of basic and diluted earnings per share:

	2007	2006	2005
Net income (income available to common shareholders)	$3,908,948	$3,652,016	$3,035,373

Weighted average common shares outstanding	5,365,617	5,127,107	4,997,725
Effect of dilutive securities, options	33,719	127,246	244,890
Effect of dilutive securities, preferred stock	64,297	65,111	-
Weighted average common shares outstanding, diluted	5,463,633	5,319,464	5,242,615

Basic earnings per common share	$.73	$.71	$.61
Diluted earnings per common share	$.72	$.69	$.58

Each share of preferred stock may be converted at the election its holder to one share of common stock.

The Company declared an 11-for-10 stock split in the form of a 10% stock dividend payable on September 18, 2007 to the shareholders of record on September 2, 007. To effect the split, the Company’s issued and outstanding stock was increased by 491,583 shares. The dilutive effects of preferred stock have also been adjusted to reflect an 11-for-10 stock split.

At December 31, 2007 and 2006, 296,899 warrants were outstanding with a $21.82 per share exercise price. These warrants may be used to purchase one share of the Company’s common stock at any time until September 30, 2009. Exercise of these warrants and 115,755 options are not assumed in computing 2007 diluted earnings per share as their exercise price was below market value at December 31, 2007.

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

Notes to Consolidated Financial Statements

Note 14. Benefit Plans

Defined Contribution Plan

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees at least 21 years of age who have completed at least one month of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The bank contributes up to 3% of an employee’s compensation who have completed at least twelve months of service which vests over a five-year period. The Bank’s aggregate contribution was $48,000, $48,750 and $42,603 for the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Employment Retirement Plan

Supplemental benefits have been approved by the Board of Directors for the directors and certain executive officers of Waccamaw Bank. Certain funding is provided informally and indirectly by life insurance policies. The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying balances sheets at $11,777,361 and $5,419,130 at December 31, 2007 and 2006, respectively. Income earned on these policies is reflected as a separate line item in the Consolidated Statements of Income. The Company recorded expenses and a liability related to these benefits of $71,264 in 2007 and no expenses or liability in 2006.

Stock Option Plans

The Company’s Board of Directors has adopted both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan). Under each plan up to 504,083 shares may be issued for a total of 1,008,166 shares (adjusted for stock dividends). Options granted under both plans expire no more than 10 years from date of grant. Option exercise prices under both plans must be set by the Board of Directors at the date of grant and cannot be less than 100% of fair market value of the related stock at the date of the grant. Under both plans, vesting is determined by the specific option agreements. It is the Company’s policy to issue new shares to satisfy option exercises.

As described in Note 1, effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective application. Under this application, the Company is required to record compensation expense for all rewards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost charged to income was approximately $99,000 and $88,000 for the years ended December 31, 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock options grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2007	2006	2005
Weighted average fair value of options granted
during the year	$5.02	$6.88	$5.40
Assumptions:
Average risk free interest rate	4.76%	6.25%	5.25%
Average expected volatility	25.00%	9.10%	17.00%
Expected dividend rate	-%	-%	-%
Expected life in years	10	10	10

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Stock Option Plans, continued

Cash received from option exercises under the plans for the year ended December 31, 2007 and 2006 was $97,979 and $255,654, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1,105,751 and $773,746, respectively. Also during 2007, 19,956 shares of common stock with an average market value of approximately $13.58 per share were exchanged to exercise 89,395 options with an average exercise price of approximately $3.03 per option. No such exchange was exercised during 2006.

Activity under the plans during the years ended December 31, 2007 and 2006 (adjusted for stock splits) is summarized below:

	Incentive Plan		Non statutory Plan
	Available		Available
	for Grant	Granted	for Grant	Granted
Balance December 31, 2005	55,937	350,046	81,897	222,033
Forfeited	38,390	(38,390)	-	-
Granted	(8,250)	8,250	-	-
Exercised	-	(43,063)	-	(25,547)
Balance December 31, 2006	86,077	276,843	81,897	196,486
Forfeited	8,700	(8,700)	-	-
Granted	(22,150)	22,150	-	-
Exercised	-	(106,151)	-	(12,972)
Balance December 31, 2007	72,627	184,142	81,897	183,514

A summary of option activity under the plans as of and changes during the year ended December 31, 2007 is presented below:

			Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Outstanding at December 31, 2006	473,329	$10.29
Granted	22,150	$13.57
Forfeited	(8,700)	$14.58
Exercised	(119,123)	$3.10
Outstanding at December 31, 2007	367,656	$12.72	6.0 years	$663,272
Exercisable at December 31, 2007	317,510	$12.39	5.6 years	$660,154

The total fair value of options vesting during 2007 and 2006 was $98,729 and $88,063, respectively. Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

2008	$102,860
2009	85,484
2010	43,679
2011	25,825
2012	4,652
Total	$262,500

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Stock Option Plans, continued

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005:

2005
Net income	$3,035,373
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(794,072)
Proforma net income	$2,241,301

Earnings per share
Basic	$.61
Basic - proforma	$.45
Diluted	$.58
Diluted - proforma	$.43

Note 15. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense are as follows:

	2007	2006	2005
Current	$2,264,685	$2,517,474 $	2,045,847
Deferred	(215,944)	(307,088)	(456,679)
Income tax expense (benefit)	$2,048,741	$2,210,386 $	1,589,168

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate included in the statement of income follows:

	2007	2006	2005
Tax at statutory federal rate	$2,025,614	$1,993,217 $	1,572,344
Tax exempt interest	(205,562)	(123,480)	(38,040)
Tax exempt income from bank owned life insurance	(132,654)	(81,599)	(65,836)
State income tax, net of federal benefit	228,551	276,276	218,173
Other	132,792	145,972	(97,473)
Income tax expense (benefit)	$2,048,741	$2,210,386 $	1,589,168

Notes to Consolidated Financial Statements

Note 15. Income Taxes, continued

Deferred Income Tax Analysis

The components of net deferred federal and state tax assets (included in other assets on the balance sheet) are summarized as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$1,914,477	$1,690,064
Employment benefit liability	32,468	-
Deposit premium amortization	285,977	245,216
Deferred loan fees	174,717	173,763
Unrealized loss on securities available for sale	397,582	-
Deferred tax assets	2,805,221	2,109,043

Deferred tax liabilities
Depreciation	(382,880)	(312,661)
Accretion of bond discount	(64,645)	(52,212)
Unrealized gain on securities available for sale	-	(79,538)
Deferred tax liabilities	(447,525)	(444,411)
Net deferred tax asset	$2,357,696	$1,664,632

The Company does not maintain a valuation allowance. Based on historical and current earnings, management believes it is more likely than not the Company will realize the benefits of its deferred tax asset.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments are as follows:

	2007	2006
Commitments to extend credit	$48,600,000	$68,610,000
Stand-by letters of credit	4,509,000	1,825,000
	$53,109,000	$70,435,000

Notes to Consolidated Financial Statements

Note 16. Commitments and Contingencies, continued

Financial Instruments with Off-Balance-Sheet Risk, continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Concentrations of Credit Risk

Substantially all of the Bank's loans and commitments to extend credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank's primary focus is toward commercial, consumer and small business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $4,000,000.

The Bank from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Note 17. Regulatory Restrictions

Dividends

The Company’s dividend payments, if any, will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements

Note 17. Regulatory Restrictions, continued

Capital Requirements, continued

As of December 31, 2007 and 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands).

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2007
Total capital to risk-
weighted assets
Consolidated	$45,591	10.88%	$33,509	8.00%	$	n/a	n/a
Bank	$44,670	10.67%	$33,585	8.00%		$41,981	10.00%

Tier 1 capital to risk-
weighted assets
Consolidated	$40,350	9.63%	$16,755	4.00%	$	n/a	n/a
Bank	$39,429	9.42%	$16,792	4.00%		$25,189	6.00%

Tier 1 capital to average
assets
Consolidated	$40,350	8.70%	$18,547	4.00%	$	n/a	n/a
Bank	$39,429	8.53%	$18,497	4.00%		$23,121	5.00%

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2006
Total capital to risk-
weighted assets
Consolidated	$40,396	11.82%	$27,332	8.00%	$	n/a	n/a
Bank	$39,082	11.41%	$27,399	8.00%		$34,248	10.00%

Tier 1 capital to risk-
weighted assets
Consolidated	$36,108	10.57%	$13,666	4.00%	$	n/a	n/a
Bank	$34,796	10.16%	$13,699	4.00%		$20,549	6.00%

Tier 1 capital to average
assets
Consolidated	$36,108	9.61%	$15,022	4.00%	$	n/a	n/a
Bank	$34,796	9.30%	$14,974	4.00%		$18,717	5.00%

Notes to Consolidated Financial Statements

Note 17. Regulatory Restrictions, continued

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $3,500,000 at December 31, 2007. No 23A transactions existed at December 31, 2007 or 2006.

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

	2007	2006
Balance, beginning	$750,807	$983,643
Change in relationships	(351,277)	(249,352)
New loans and advances	2,368,863	423,127
Repayments	(133,688)	(406,611)
Balance, ending	$2,634,705	$750,807

Notes to Consolidated Financial Statements

Note 19. Parent Company Financial Information

Condensed financial information of Waccamaw Bankshares, Inc. is presented as follows:

Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$95,302	$128,735
Investment in subsidiary bank at equity	42,102,173	38,391,412
Investment securities, available for sale	227,735	467,581
Other assets	897,068	1,069,448
Total assets	$43,322,278	$40,057,176

Liabilities
Junior subordinated debt	$8,248,000	$8,248,000
Other liabilities	51,137	106,546
Total liabilities	8,299,137	8,354,546

Stockholders' equity
Preferred stock	793,967	993,112
Common stock	23,785,199	17,338,231
Retained earnings	11,124,589	13,216,891
Accumulated other comprehensive income (loss)	(680,614)	154,396
Total stockholders' equity	35,023,141	31,702,630
Total liabilities and stockholders' equity	$43,322,278	$40,057,176

Notes to Consolidated Financial Statements

Note 19. Parent Company Financial Information, continued

Statements of Operations
Years ended December 31, 2007 and 2006

	2007	2006
Income
Loans and fees on loans	$14,037	$17,698
Investment securities, taxable	40,208	38,665
Investment securities, non-taxable	5,000	5,000
Net realized gains on sale or maturity
of investment securities	131,606	-
Net realized gains on sale of interest
in mortgage banking subsidiary	-	44,094
Total income	190,851	105,457

Expenses
Salaries and employee benefits	98,729	88,063
Professional fees	-	490
Franchise tax	46,096	33,478
Interest expense	691,953	663,746
Amortization expense	24,638	25,531
Other expenses	2,243	18,535
Total expenses	863,659	829,843
Income (loss) before tax expense and equity
in undistributed income of subsidiary	(672,808)	(724,386)

Federal income tax benefit	154,643	129,093
State income tax expense	(10,127)	-
Total income tax benefit	144,516	129,093
Loss before equity in undistributed income of
subsidiary	(528,292)	(595,293)

Equity in undistributed income of subsidiary	4,437,240	4,247,309
Net income	$3,908,948	$3,652,016

Notes to Consolidated Financial Statements

Note 19. Parent Company Financial Information, continued

Statements of Cash Flows
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income	$3,908,948	$3,652,016
Adjustments:
Amortization	24,000	24,000
Stock-based compensation	98,729	88,063
Benefit of non-qualified stock option exercise	60,029	82,038
Accretion of discount on securities, net of
amortization of premiums	638	1,531
Gain on sale of investment securities	(131,606)	-
Deferred taxes	-	427
Increase in equity in undistributed income of subsidiary	(4,437,240)	(4,247,309)
Decrease (increase) in other assets	148,381	(362,008)
Increase in other liabilities	501	4,571
Net cash used by operating activities	(327,620)	(756,671)

Cash flows from investing activities
Investment in subsidiary	-	(4,529,514)
Sales of investment securities	206,372	-
Net decrease in loans	-	382,696
Net cash provided (used) by investing activities	206,372	(4,146,818)

Cash flows from financing activities
Issuance of stock and redemption of fractional shares	87,815	4,904,281
Net cash (used) provided by financing activities	87,815	4,904,281
(Decrease) increase in cash and due from banks	(33,433)	792

Cash and cash equivalents, beginning	128,735	127,943
Cash and cash equivalents, ending	$95,302	$128,735

Notes to Consolidated Financial Statements
Note 20. Quarterly Data (in thousands)

	Years Ended December 31,
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,166	$8,122	$7,907	$7,442	$7,031	$6,718	$6,116	$5,514
Interest expense	(4,499)	(4,205)	(3,919)	(3,674)	(3,246)	(2,943)	(2,625)	(2,412)
Net interest income	3,667	3,917	3,988	3,768	3,785	3,775	3,491	3,102

Provision for loan losses	-	(8)	(2)	(375)	(360)	(470)	(515)	(105)
Net interest income, after
provision for loan losses	3,667	3,909	3,986	3,393	3,425	3,305	2,976	2,997
Non interest income	882	833	721	1,007	654	677	602	648
Non interest expenses	(3,484)	(3,062)	(3,083)	(2,811)	(2,539)	(2,550)	(2,210)	(2,123)
Income before income taxes	1,065	1,680	1,624	1,589	1,540	1,432	1,368	1,522

Income tax expense	(352)	(559)	(543)	(595)	(549)	(504)	(480)	(677)
Net income	$713	$1,121	$1,081	$994	$991	$928	$888	$845

Earnings per common share:
Basic earnings per share	$.13	$.21	$.20	$.19	$.19	$.19	$.18	$.17
Diluted earnings per share	$.13	$.20	$.20	$.18	$.18	$.19	$.18	$.17

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Waccamaw Bankshares, Inc.
Whiteville, North Carolina

We have audited the consolidated balance sheets of Waccamaw Bankshares, Inc. and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waccamaw Bankshares, Inc. and subsidiary at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Waccamaw Bankshares, Inc.’s internal control over financial reporting as of December 31, 2007 included herein and, accordingly, we do not express an opinion thereon.

Galax, Virginia
March 27, 2008

Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the financial condition and results of operations of the Company as of December 31, 2007 and 2006 and the years then ended. This discussion should be read in conjunction with the Company’s Financial Statements and the Notes thereto.

There are no current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations. There are no agreements between the Bank and either the North Carolina Banking Commission or the Federal Reserve Bank, nor has either regulatory agency made any recommendations concerning the operations of the Bank that could have a material effect on its liquidity, capital resources or results of operations.

Overview

Waccamaw Bank (the Bank) began operations on September 2, 1997. The Bank operates by attracting deposits from the general public and using such deposit funds to make commercial, consumer, and residential construction and permanent mortgage real estate loans. Revenues are derived principally from interest on loans and investments. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income. Waccamaw Bankshares, Inc. (the Company) was formed during 2001 and acquired all the outstanding shares of the Bank on June 30, 2001.

The Company’s total assets were $508.4 million at December 31, 2007 as compared to $399.6 million at December 31, 2006. Total deposits at December 31, 2007 increased 15.5% to $378.2 million. Total deposits were $327.4 million at December 31, 2006. The Bank used these resources primarily to fund new loans and purchase investment securities. The Bank’s net loans increased to $355.1 million at the end of 2007, an increase of $42.8 million over the 2006 amount of $312.3 million. Investment securities were $99.3 million and $50.5 million at December 31, 2007 and 2006, respectively.

In the second quarter of 2007, the Company completed construction of a branch in Ocean Isle, NC in the second quarter of 2007. The Company acquired three former Coastal Financial Corporation bank offices and one former BB&T office from BB&T Corporation. The offices are located in Oak Island, NC, Shallotte, NC, Myrtle Beach, SC and Conway, SC and opened in the fourth quarter of 2007.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas to be critical.

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

Management’s Discussion and Analysis

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

Accounting for intangible assets is as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. The Company accounts for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized while intangible assets with an indefinite useful life are not amortized. Currently, the Company’s recognized intangible assets consist primarily of purchased core deposit intangible assets, having estimated useful lives of 10 years, and are being amortized. The useful life is the period over which the assets are expected to contribute directly or indirectly to future cash flows. Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

•	the expected use of the asset;

•	the expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate;

•	any legal, regulatory, or contractual provisions that may limit the useful life;

•	any legal, regulatory, or contractual provisions that enable renewal and extension of the asset’s legal or contractual life without substantial cost;

•	the effects of obsolescence, demand, competition, and other economic factors; and

•	the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Straight-line amortization is used to expense recognized amortizable intangible assets since a method that more closely reflects the pattern in which the economic benefits of the intangible assets are consumed cannot readily be determined. Intangible assets are not written off in the period of acquisition unless they become impaired during that period.

The Company evaluates the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset shall be amortized prospectively over that revised remaining useful life.

If an intangible asset that is being amortized is subsequently determined to have an indefinite useful life, the asset will be tested for impairment. That intangible asset will no longer be amortized and will be accounted for in the same manner as intangible assets that are not subject to amortization.

Intangible assets that are not subject to amortization are reviewed for impairment in accordance with SFAS No. 121 and tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is not allowed. Based on the aforementioned testing, the Company has determined that its recorded intangible assets are not impaired.

Management’s Discussion and Analysis

Net Interest Income and Average Balances (thousands)

	Periods Ended December 31,
	2007			2006			2005
	Average Balance	Income/ Expenses	Interest Yield/ Cost	Average Balance	Income/ Expenses	Yield/ Cost	Average Balances	Interest Income/ Expenses	Yield/ Cost
Interest-earning assets:
Investment securities	$65,454	$3,805	5.81%	$46,561	$2,526	5.43%	$31,257	$1,435	4.59%
Federal funds sold	5,481	290	5.29%	4,630	226	4.88%	13,595	436	3.21%
Deposits with banks	943	49	5.19%	897	42	4.68%	889	27	3.03%
Loans, net[1,2]	332,451	27,493	8.27%	279,625	22,585	8.08%	238,579	16,330	6.84%
Total interest-earning
assets	404,329	31,637		331,713	25,379		284,320	18,228

Yield on average interest-
earning assets			7.82%			7.65%			6.41%

Noninterest-earning assets:
Cash	8,204			6,687			5,704
Premises and equipment	8,475			5,395			3,397
Interest receivable and other	17,571			12,880			8,960
Total noninterest-earning
assets	34,250			24,962			18,061
Total assets	$438,579			$356,675			$302,381

Interest-bearing liabilities:
Demand deposits	$26,714	167.62%		$27,404	206.75%		$17,803	130.73%
Savings deposits	72,620	2,436	3.35%	69,129	2,093	3.03%	52,562	1,091	2.08%
Time deposits	218,997	11,067	5.05%	168,532	7,189	4.27%	158,227	5,093	3.22%
Repurchase agreements and
purchased funds	10,513	469	4.46%	5,142	226	4.40%	3,618	76	2.11%
Other borrowings	37,422	2,157	5.77%	25,389	1,512	5.96%	24,282	1,146	4.72%
Total interest-bearing
liabilities	366,266	16,296		295,596	11,226		256,492	7,536
Cost of average interest-
bearing liabilities			4.45%			3.80%			2.94%

Noninterest-bearing liabilities:
Demand deposits	36,181			33,259			24,402
Interest payable and other	2,631			1,875			1,233
Total noninterest-
bearing liabilities	38,812			35,134			25,635
Total liabilities	405,078			330,730			282,127

Stockholders' equity	33,501			25,945			20,254
Total liabilities and
stockholders' equity	$438,579			$356,675			$302,381

Net interest income		$15,341			$14,153			$10,692

Net yield on interest-earning assets			3.79%			4.27%			3.76%

1  Average loan balances include nonaccrual loans.

2  Deferred loan fees are included in interest income.

Management’s Discussion and Analysis
Net Interest Income

Net interest income, the principal source of income for the Bank, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The preceding table presents the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities and stockholders’ equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of this table and other statistical disclosures were calculated by using the daily average balances.

Interest income during 2007 was $31.6 million, an increase of 24.7% over the 2006 total of $25.4 million. Interest income for 2005 was $18.2 million. These increases are due to the increase in the level of average earning assets in the past three years. Average earning assets were $404.3 million during 2007, an increase of 21.9% over 2006. Average earning assets increased 16.7% to $331.7 million during 2006 over the 2005 balance of $284.3 million. Yields on interest-earning assets during 2007, 2006, and 2005 were 7.8%, 7.7%, and 6.4%, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 8.3%, 8.1% and 6.8% during 2007, 2006, and 2005, respectively. Yields on loans increased in 2006 primarily as a result of the rising rate environment.

Interest expense was $16.3 million during 2007, an increase of 45.2% over 2006. Interest expense in 2006 was $11.2 million, an increase of 49.0% over 2005. The increase in 2007 and 2006 is a result of the rising rate environment in 2006 and the increase in deposit balances in 2007. The average rate paid on interest-bearing liabilities during 2007, 2006, and 2005 was 4.5%, 3.8%, and 2.9%, respectively.

Net interest income was $15.3 million during 2007, an increase of 8.4% over 2006. During 2006 net interest income increased to $14.2 million. Net interest income was $10.7 million in 2005. These increases are due to increased levels of average earning assets and liabilities complemented by increased yields and rates. Net interest margin during 2007, 2006, and 2005 was 3.8%, 4.3%, and 3.8%, respectively.

Management’s Discussion and Analysis

The effects of changes in volumes and rates on net interest income for 2007, 2006 and 2005 are shown in the table below.

	Rate/Volume Variance Analysis (thousands)
	2007 Compared to 2006			2006 Compared to 2005
	Interest			Interest
	Income/ Expense	Variance Attributable to		Income/ Expense	Variance Attributable to
	Variance	Rate	Volume	Variance	Rate	Volume
Interest-earning assets:
Loans	$4,908	$551	$4,357	$6,255 $	3,198	$3,057
Investment securities	1,279	192	1,087	1,091	306	785
Deposits with banks	7	5	2	15	15	-
Federal funds sold	64	20	44	(210)	794	(1,004)
Total	6,258	768	5,490	7,151	4,313	2,838

Interest-bearing liabilities:
Demand deposits	(39)	(34)	(5)	76	5	71
Savings deposits	343	234	109	1,002	715	287
Time deposits	3,878	1,479	2,399	2,096	1,820	276
Short-term borrowings	243	3	240	150	135	15
Long-term debt	645	(47)	692	366	327	39
Total	5,070	1,635	3,435	3,690	3,002	688
Net interest income	$1,188	$(867)	$2,055	$3,461 $	1,311	$2,150

1.
The variance in interest attributable to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

2.	Balances of nonaccrual loans have been included for computational purposes.

Provision for Loan Losses

The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the Bank’s loan portfolio. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

The provision for loan loss expense was $385,864, $1,450,000, and $1,370,000 during 2007, 2006, and 2005 respectively. The Bank's allowance for loan losses as a percentage of gross loans was 1.5%, 1.5% and 1.5% at the end of 2007, 2006, and 2005, respectively. Additional information regarding loan loss provisions is discussed in “Nonperforming and Problem Assets.”

Management’s Discussion and Analysis

Noninterest Income

Noninterest income consists of revenues generated from a variety of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds and fees charged for nondeposit services. Noninterest income also includes fees charged for various bank services such as safe deposit box rental fees and letter of credit fees. A portion of noninterest income can be from gain on the sale of investment securities. Although the Bank generally follows a buy and hold philosophy with respect to investment securities, occasionally the need to sell some investment securities is created by changes in market rate conditions or by efforts to restructure the portfolio to improve the Bank's liquidity or interest rate risk positions.

Noninterest income totaled $3.4 million, $2.6 million, and $2.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Noninterest income increased in 2007 primarily due to the increases in mortgage origination, financial services fee income, service charges and earnings on bank owned life insurance. Service charges on deposit accounts was 38.5% of total noninterest income for 2007. Service charges will most likely increase as the number of deposit accounts grow. The Bank's fee structure is reviewed annually to determine if adjustments to fees are warranted.

Mortgage origination fees increased 24.9% to $467,000 from 2007 to 2006 due to strong housing demand in the existing market areas. The Bank purchased life insurance for certain of its key employees in December, 2004, March 2007 and December 2007 providing $390,000, $240,000 and $193,000 of noninterest income for the years ended December 31, 2007, 2006 and 2005, respectively.

The sources of noninterest income for the past three years are summarized in the following table.

Sources of Noninterest Income (thousands)

	2007	2006	2005

Service charges on deposit accounts	$1,325	$1,100	$1,095
ATM and check cashing fees	538	439	468
Gain on sale of investment securities	246	(1)	(1)
Gain on sale of investment in mortgage
banking investee	-	44	37
Mortgage origination	467	374	270
Insurance commission	14	17	44
Income from financial services	305	290	87
Earnings on bank owned life insurance	390	240	193
Other	158	78	76
Total noninterest income	$3,443	$2,581	$2,269

Noninterest Expense

Noninterest expense for 2007, 2006, and 2005 was $12.4 million, $9.4 million and $7.0 million, respectively. The majority of the increase in noninterest expense for 2007 can be attributed to personnel and occupancy costs related to four new branches, and full year expenses for branches opened in 2006. The Bank opened branches in Ocean Isle, Oak Island and Shallotte, North Carolina and Myrtle Beach and Conway, South Carolina during 2007.

Management’s Discussion and Analysis

Total personnel expenses, the largest component of noninterest expense, were $6.9 million, $5.3 million and $3.7 million during 2007, 2006 and 2005, respectively. Personnel expenses increased 30.0% during 2007 and 41.3% during 2006. This was due to Bank growth and the addition of senior management. Management expects these costs to continue to increase as the Company grows.

Combined occupancy and furniture and equipment expense was $1.5 million, $1.1 million and $805,000, or 12.2%, 11.7% and 11.6% of noninterest expense during 2007, 2006 and 2005, respectively. Professional services expense, fees paid to attorneys, independent auditors, consultants and state examiners was $315,000, $293,000, and $192,000 in 2007, 2006 and 2005, respectively. The increase in 2007 and 2006 can be mostly attributed to legal fees related to collection of a loan.

Advertising and public relations expense increased to $593,000 in 2007 from $308,000 in 2006 as these expenses will continue to increase with Bank growth. Data processing and credit card processing fees were $1.0 million, $809,000 and $629,000 during 2007, 2006 and 2005, respectively. These fees relate directly to the number of accounts serviced and transactions processed.

The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 66%, 56% and 54% in 2007, 2006, and 2005, respectively. Total noninterest expense will most likely continue to increase as the Company grows. However, as the Company becomes more mature, growth in net interest income should outpace growth in noninterest expense resulting in improved overhead ratios. The primary elements of noninterest expense for the past three years are summarized in the following table.

Sources of Noninterest Expense (thousands)

	2007	2006	2005

Salaries and wages	$5,862	$4,440	$3,125
Employee benefits	994	834	608
Total personnel expense	6,856	5,274	3,733

Occupancy expense	1,074	776	555
Furniture and equipment	439	329	250
Printing and supplies	164	129	101
Professional services	315	293	192
Postage and office supplies	116	98	84
Telephone	139	106	73
Dues and subscriptions	63	39	30
Education and seminars	71	47	35
Franchise and local taxes	92	83	56
Advertising and public relations	593	308	187
Director fees	170	156	119
Data processing services	1,001	809	629
Amortization of deposit premium	282	273	253
Other operating expense	1,065	702	670
Total other expenses	$12,440	$9,422	$6,967

Management’s Discussion and Analysis

Income Taxes

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal and state income tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense was $2,049,000, $2,210,000 and $1,589,000 for 2007, 2006 and 2005, respectively. Net deferred income tax benefits of approximately $2,358,000 and $1,654,000 at December 31, 2007 and 2006, respectively, were included in other assets. At December 31, 2007, $398,000 of the total deferred tax asset is applicable to unrealized depreciation on investment securities available for sale.

The Bank’s deferred income tax benefits and liabilities are the result of temporary differences in provisions for loan losses, depreciation, amortization of deposit premiums, deferred income, and investment security discount accretion.

Earning Assets

Average earning assets were $404.3 million during 2007, an increase of 21.9% over 2006. Average earning assets were $331.7 million in 2006, an increase of 16.7% over the $284.3 million balance for 2005. Total average earning assets represented 92.2%, 93.0%, and 94.0% of total average assets during the years ended December 31, 2007, 2006 and 2005, respectively. A summary of average assets is shown in the following table.

Average Asset Mix (dollars in thousands)

	2007		2006		2005
	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
Earnings assets:
Loans, net	$332,451	75.80%	$279,625	78.40%	$238,579	78.90%
Investment securities	65,454	14.92%	46,561	13.05%	31,257	10.34%
Federal funds sold	5,481	1.25%	4,630	1.30%	13,595	4.50%
Deposits with banks	943.21%		897.25%		889.29%
Total earning assets	404,329	92.18%	331,713	93.00%	284,320	94.03%

Nonearning assets:
Cash and due from banks	8,204	1.88%	6,687	1.88%	5,704	1.89%
Premises and equipment	8,475	1.93%	5,395	1.51%	3,397	1.12%
Other assets	17,571	4.01%	12,880	3.61%	8,960	2.96%
Total nonearning assets	34,250	7.82%	24,962	7.00%	18,061	5.97%
Total assets	$438,579	100.00%	$356,675	100.00%	$302,381	100.00%

Loans

The Bank makes both consumer and commercial loans to borrowers in all neighborhoods within its market area, including low- and moderate-income areas. The Bank’s market area is generally defined to be all of Columbus, Brunswick, Bladen and New Hanover counties of North Carolina and Lancaster and Horry counties of South Carolina, which management feels helps diversify market risk. The Bank emphasizes consumer based installment loans, commercial loans to small and medium sized businesses and real estate loans.

Management’s Discussion and Analysis

A significant portion of the loan portfolio is made up of loans secured by various types of real estate. Real estate loans represented 82.6%, 79.7%, and 84.2% of total loans at December 31, 2007, 2006, and 2005, respectively. Total loans secured by one-to-four family residential properties represented 21.0%, 20.3%, and 24.0% of total loans at the end of 2007, 2006 and 2005, respectively. Loans for commercial and business purposes were $43.6 million, $48.9 million and $29.0 million, or 12.1%, 15.4% and 11.1% of total loans outstanding at December 31, 2007, 2006 and 2005, respectively.

The amounts of gross loans outstanding by type at December 31, 2007 through December 31, 2003 are shown in the following table.

Loan Portfolio Summary (thousands)

	2007	2006	2005	2004	2003

Construction and development	$121,760	$109,036	$83,575	$37,529	$23,389
Farmland	3,806	2,412	2,545	2,119	2,141
1-4 family residential	75,671	64,475	62,796	58,484	38,354
Multifamily residential	3,670	3,650	4,495	3,600	1,899
Nonfarm, nonresidential	93,222	73,529	67,199	65,156	22,130
Total real estate	298,129	253,102	220,610	166,888	87,913

Agricultural	671	675	388	1,976	3,238
Commercial and industrial	43,617	48,858	29,036	30,928	43,068
Consumer	13,950	13,172	10,544	8,564	8,775
Other	4,610	1,783	1,327	1,471	1,819
Total	$360,977	$317,590	$261,905	$209,827	$144,813

The maturity/repricing distribution of loans as of December 31, 2007 are set forth in the following table.

Maturity Schedule of Loans (dollars in thousands)

	Commercial	Construction
	and	and		Total
	Industrial	Development	Others	Amount	Percent

Three months or less	$27,496	$76,757	$109,206	$213,459	59.13%
Over three months to twelve months	2,985	8,332	10,534	21,851	6.05%
Over one year to five years	10,906	30,446	47,319	88,671	24.57%
Over five years	2,230	6,226	28,540	36,996	10.25%
Total loans	$43,617	$121,761	$195,599	$360,977	100.00%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases, to fund loans, to meet the Bank's interest rate sensitivity goals, and to generate income.

Securities are classified as securities held to maturity when management has the intent and the Bank has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as securities available for sale. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in stockholders’ equity. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The entire securities portfolio is classified as available for sale.

Management of the investment portfolio is conservative with virtually all investments taking the form of purchases of Government sponsored enterprises, Corporate securities, municipal securities, and mortgage-backed securities. Management views the investment portfolio as a source of income, and purchases securities with that in mind. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, management may sell certain securities prior to their maturity.

Management’s Discussion and Analysis

The following table presents the investment portfolio by major types of investments and maturity ranges. Maturities may differ from scheduled maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity.

Investment Securities (dollars in thousands)

	December 31, 2007
	Amortized Cost Due
	In One Yr.	After One Through	After Five Through	After Ten		Fair
	Or Less	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored
enterprises (FHLB
and FHLMC)	$-	$3,452	$3,500	$8,496	$15,448	$15,621
Municipal securities	-	256	680	15,755	16,691	16,011
Corporate securities	725	2,496	1,003	23,279	27,503	27,055
Mortgage-backed
Securities	14	-	952	39,726	40,692	40,615
Total	$739	$6,204	$6,135	$87,256	$100,334	$99,302

Weighted average yields
Government sponsored
enterprises (FHLB
and FHLMC)	-%	5.18%	5.89%	6.16%		5.88%
Municipal securities	-%	2.71%	4.00%	4.30%		4.26%
Corporate securities	-%	6.16%	6.74%	7.52%		7.34%
Mortgage-backed
Securities	5.16%	-%	3.79%	5.60%		5.56%
Consolidated	5.16%	5.47%	5.50%	5.93%		5.83%

	2006
	Book	Fair
	Value	Value
Investment securities
Government sponsored
enterprises (FHLB
and FHLMC	$8,630	$8,647
Municipal securities	9,780	9,768
Corporate securities	18,397	18,733
Mortgage-backed securities	13,488	13,381
Total	$50,295	$50,529

The interest rate environment and the need for liquidity resulted in an annualized average yield on the investment portfolio of 5.8%, 5.4%, and 4.6% during 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, the market value of the investment portfolio was $99.3 million, $50.5 million, and $33.2 million, respectively. Amortized cost was $100.3 million, $50.3 million, and $33.7 million.

Management’s Discussion and Analysis

Federal Funds Sold

Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. However, because of the flat yield curve and the need to maintain liquidity, management maintained a significant amount of Federal funds during the past three years. Average Federal funds sold totaled $5.5 million, $4.6 million, and $13.6 million in 2007, 2006, and 2005, respectively. There were no Federal funds sold at December 31, 2007 and $2.6 million at December 31, 2006. The decrease from 2006 to 2007 was a result of management allocating funds to higher-yielding assets.

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less time deposits in denominations of $100,000 or more) are the primary funding source.

The Bank's balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for better deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank's management must continuously monitor market pricing, competitor's rates, and internal interest rate spreads to maintain the Bank’s growth and achieve profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Bank.

Average total deposits were $354.5 million during 2007. This is an increase of 18.8% over 2006. Average total deposits were $298.3 million for the year ended December 31, 2006, an increase of 17.9% over 2005. Substantially all of those deposits were core deposits. The percentage of the Bank's average deposits that were interest bearing in 2007 was 89.8% and 88.9% during 2006 and 90.4% during 2005. Average demand deposits which earn no interest were $36.1 million, $33.3 million and $24.4 million for the periods ended December 31, 2007, 2006 and 2005, respectively.

Management’s strategy has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Large denomination certificates of deposit are particularly sensitive to changes in interest rates. Management considers these deposits to be volatile and, in order to minimize liquidity and interest rate risks, invests these funds in short-term investments.

Average deposits and related average rates paid for the periods ended December 31, 2007, 2006, and 2005 are summarized in the following table.

Average Deposit Mix (dollars in thousands)

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Interest bearing deposits:
Demand accounts	$26,714.62%		$27,404.75%		$17,803.73%
Money market	66,482	3.58	62,472	2.37	45,980	2.25
Savings	6,138.89		6,657.67		6,582.85
Time deposit	218,997	5.05	168,532	4.27	158,227	3.22
Total interest bearing deposits	318,331	4.29	265,065	3.58	228,592	2.76

Noninterest bearing demand deposits	36,181		33,259		24,402
Total deposits	$354,512		$298,324		$252,994

Management’s Discussion and Analysis

The following table provides maturity information relating to time deposits of $100,000 or more at December 31, 2007.

Large Time Deposit Maturities, (thousands)

Remaining maturity of three months or less	$34,674
Remaining maturity over three through twelve months	94,359
Remaining maturity over twelve months	13,499
Total time deposits of $100,000 or more	$142,532

Securities Sold Under Agreements to Repurchase

Other borrowed funds consisting of securities sold under agreements to repurchase and Federal funds purchased were $29.2 million, $5.4 million, and $2.7 million at December 31, 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 included $20,000,000 of reverse repurchase agreements at favorable rates used to purchase $20,000,000 of investments at a favorable spread. Average short-term debt was $10.5 million, $5.1 million, and $3.6 million during 2007, 2006 and 2005, respectively. The related interest expense was $468,792, $225,725, and $76,247 during 2007, 2006, and 2005, respectively.

Short-term Borrowings

There were three variable rate FHLB advances of $2,000,000, $6,000,000 and $5,000,000 at December 31, 2007 and no short-term borrowings at December 31, 2006.

Long-term Debt

As a member of the Federal Home Loan Bank of Atlanta, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances. At December 31, 2007 and 2006 advances of $25.5 million and $23.5 million, respectively were outstanding. The average amount outstanding during 2007 and 2006 was $26.4 million and $17.1 million, respectively. Approximately $18,000,000 in 1-4 family residential loans, $33,000,000 in commercial real estate loans and 17,000,000 in home equity line of credit loans were pledged as collateral for the FHLB advances at December 31, 2007.

Maturity Date	Advance	Rate

02/10/10	2,500,000	Fixed at 5.85%	Convertible quarterly
07/12/12	9,000,000	1 Month LIBOR - .50%
12/02/13	5,000,000	3 Month LIBOR - .50%
09/29/15	4,000,000	Fixed at 4.06%	Convertible 9/29/09
04/22/19	5,000,000	3 Month LIBOR - .50%	Convertible 4/22/09
	$25,500,000

Management’s Discussion and Analysis

Capital Adequacy

Stockholders’ equity was $35.0 million at December 31, 2007. This was a 10.5% increase over the $31.7 million at the end of 2006. Average stockholders' equity as a percentage of average total assets was 7.9%, 7.3% and 6.7% for 2007, 2006, and 2005, respectively.

The Company completed a unit offering on August 31, 2006 consisting of one share of common stock and one warrant to purchase a share of the Company’s common stock at a price per share of $21.82 at any time until September 30, 2009. The units were offered for sale to the holders of record of the Company’s common stock at the close of business on July 12, 2006. The offering raised $3,582,000 less expenses of $46,000 of additional capital through the sale of 231,778 units (adjusted for stock dividends).

The Company also completed a private offering on October 31, 2006 consisting of one share of Series A convertible preferred stock and one detachable warrant to purchase one share of the Company’s common stock at a price per share of $21.82 at any time until September 30, 2009. The private offering raised $1,006,000 less expenses of $13,000 of additional capital through the sale of 65,111 units. Each share of preferred stock may be converted at the election of its holder to one share of common stock after November 1, 2007 (adjusted for stock dividends).

The Company completed its first issuance of Trust Preferred securities in December 2003 in the amount of $8 million. The Trust Preferred securities are accounted for as long-term debt in the accompanying financial statements, however, for regulatory capital purposes, the majority of this issuance is considered Tier 1 capital with the remainder qualifying as Tier 2 capital.

These capital transactions are being utilized to capitalize the continued growth of the Company and the Bank.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2007, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 8.7% and 10.6%, respectively.

The Bank also has capital ratio constraints with which to comply. These ratios are slightly different than those required at the parent company level. At December 31, 2007, the Bank’s capital ratios were as follows: Tier 1 leverage ratio, 9.3%, Tier 1 risk-based capital ratio, 10.1% and total risk-based ratio, 11.3%. These capital ratios were sufficient at December 31, 2007 to classify the Bank as “well capitalized” in accordance with the FDIC’s regulatory capital rules. The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

Management’s Discussion and Analysis

Capital Requirements (dollars in thousands)

Waccamaw Bankshares, Inc.

			Risk-based Capital
	Leverage Capital		Tier I Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$40,350	8.70%	$40,350	9.63%	$45,591	10.88%
Required	18,547	4.00%	16,755	4.00%	33,509	8.00%

Waccamaw Bank

			Risk-based Capital
	Leverage Capital		Tier I Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$39,429	8.53%	$39,429	9.42%	$44,670	10.67%
Required	18,497	4.00%	16,792	4.00%	33,585	8.00%

(1)
Percentage of total adjusted average assets. The Federal Reserve Board (“FRB”) minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Company of any specific requirements applicable to it.

(2)	Percentage of risk-weighted assets.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

The allowance for loan losses is maintained at a level adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, regulatory policies, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in the following table.

Management’s Discussion and Analysis

Allowance for Loan Losses (dollars in thousands)

	2007	2006	2005	2004	2003

Balance at beginning of period	$4,886	$3,939	$2,791	$2,218	$1,854
Charge-offs:
Construction loans	(86)	-	-	-	-
Commercial and industrial loans	(1)	(500)	(86)	(63)	(14)
Consumer and other	(201)	(85)	(184)	(210)	(378)
Total charge-offs	(288)	(585)	(270)	(273)	(392)
Recoveries:
Construction loans	379	-	-	-	-
Commercial and industrial loans	-	-	34	17	-
Consumer and other	23	36	14	10	26
Total recoveries	402	36	48	27	26

Net charge-offs	114	(549)	(222)	(246)	(366)

Allowance purchased from The Bank
of Heath Springs	-	46	-	-	-

Provision for loan losses	386	1,450	1,370	819	730

Balance at the end of the year	$5,386	$4,886	$3,939	$2,791	$2,218

Total loans outstanding at year-end	$360,977	$317,590	$261,905	$209,827	$144,813

Average net loans outstanding for the year	$332,451	$279,625	$238,579	$168,757	$137,403

Allowance for loan losses to
loans outstanding	1.49%	1.54%	1.50%	1.33%	1.53%
Ratio of net loan charge-offs to
average loans outstanding	(0.03)%	0.20%	0.09%	0.15%	0.27%

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

Allowance for Loan Losses by Category (dollars in thousands)

	2007		2006		2005		2004		2003
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)

Construction and development	$1,936	33.73	$1,766	34.33	$1,320	31.91	$253	17.89	$351	16.15
Farmland	61	1.05	39.76		33	0.97	28	1.01	30	1.48
1-4 family residential	1,059	20.96	954	20.30	911	23.98	702	27.87	575	26.48
Multifamily residential	42	1.02	42	1.15	49	1.71	39	1.72	23	1.31
Nonfarm, nonresidential	1,399	25.82	1,176	23.15	1,048	25.66	358	31.05	299	15.28
Total real estate	4,497	82.58	3,977	79.69	3,361	84.23	1,380	79.54	1,278	60.70

Agricultural	10.19		10.22		5	0.14	28	0.94	52	2.24
Commercial and industrial	593	12.09	664	15.38	389	11.09	1,241	14.74	711	29.74
Consumer	226	3.86	212	4.15	168	4.03	124	4.08	149	6.06
Other	60	1.28	23.56		16	0.51	18	0.70	28	1.26
Total	$5,386	100.00	$4,886	100.00	$3,939	100.00	$2,791	100.00	$2,218	100.00

(1) Represents the percentage of loans in each category to total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however consider the allowance for loan losses to be adequate at December 31, 2007.

Management’s Discussion and Analysis

The following table sets forth information about the Bank’s nonperforming assets.

Nonperforming Assets (dollars in thousands)

	2007	2006	2005	2004	2003

Nonaccrual loans	$1,534	$1,181	$1,711	$1,723	$701
Loans past due 90 days or more
and still accruing interest	2,608	340	250	628	486
Total nonperforming loans	4,142	1,521	1,961	2,351	1,187

Other real estate and repossessed
personal property	340	32	140	82	164
Total nonperforming assets	$4,482	$1,553	$2,101	$2,433	$1,351

Nonperforming assets as a
percentage of:
Total assets	.88%	.39%	.65%	.94%	.70%
Total loans	1.24%	.49%	.80%	1.16%	.93%

Liquidity and Sensitivity

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash in order to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest against liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit, Federal funds lines from correspondent banks, borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates.

At December 31, 2007, the Bank was cumulatively asset-sensitive (earning assets subject to interest rate changes exceeded interest-bearing liabilities subject to changes in interest rates). Demand, savings and money market accounts repricing within three months totaled $96.6 million. Historically, these short-term deposits are not as rate sensitive as other types of interest-bearing deposits. The Bank is asset sensitive in the three month or less time period, with the four to twelve months time period being liability-sensitive, the thirteen to sixty months time period being asset-sensitive and the over sixty months time period being asset-sensitive.

Management’s Discussion and Analysis

Time deposits in denominations of $100,000 or more and large municipal repurchase accounts are especially susceptible to interest rate changes. These deposits are matched with short-term investments. Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Mortgage backed securities are shown based on their contractual maturity but tend to be repaid earlier. Long-term debt maturing in 2010 with a quarterly call feature is shown in the 1-3 month repricing period. Repurchase agreements with a put feature is shown in the repricing period in which the structure is put back to the bank.

The table below shows the sensitivity of the Bank's balance sheet at the dates indicated but is not necessarily indicative of the position on other dates.

Interest Rate Sensitivity (dollars in thousands)

	December 31, 2007
	Maturities/Repricing
	1-3	4-12	13-60	Over 60
	Months	Months	Months	Months	Total
Earning assets:
Loans	$213,459	$21,851	$88,671	$36,996	$360,977
Investments	794	14	5,881	95,955	102,644
Deposits with banks	912	-	-	-	912
Total	215,165	21,865	94,552	132,951	464,533

Interest-bearing liabilities:
Demand accounts	24,841	-	-	-	24,841
Savings and money market	71,760	-	-	-	71,760
Time deposits	63,399	165,871	16,314	3,624	249,208
Repurchase agreements and purchased
funds	24,651	10,000	10,000	-	44,651
Short-term borrowings	6,000	7,000	-	-	13,000
Long-term debt	-	-	11,500	14,000	25,500
Junior subordinated debentures	8,248	-	-	-	8,248
Total	198,899	182,871	37,814	17,624	437,208
Interest rate gap	$16,266	$(161,006)	$56,738	$115,327	$27,325

Cumulative interest sensitivity gap	$16,266	$(144,740)	$(88,002)	$27,325

Ratio of sensitivity gap to total
earnings assets	3.50%	(34.66)%	12.21%	24.83%	5.89%
Cumulative ratio of sensitivity gap
to total earnings assets	3.50%	(31.16)%	(18.94)%	5.89%

Effects of Inflation

Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors the Bank’s interest rate sensitivity in order to minimize the effects of inflationary trends on the Bank’s operations. Other areas of non-interest expense may be more directly affected by inflation.

Management’s Discussion and Analysis

Financial Ratios

The following table summarizes ratios considered to be significant indicators of the Bank’s operating results and financial condition for the periods indicated.

Key Financial Ratios

	2007	2006	2005

Average equity to average assets	7.64%	7.27%	6.70%
Return on average assets	.89%	1.02%	1.00%
Return on average equity	11.67%	14.07%	14.98%

Annual Meeting

The annual meeting of stockholders will be held Thursday, May 22, 2008 at 7:00 p.m. at the Vineland Station Train Depot, Whiteville, North Carolina.

Requests for Information

Requests for information should be directed to Mr. James G. Graham, President, at Waccamaw Bankshares, Inc., Post Office Box 2009, Whiteville, North Carolina, 28472; telephone (910) 641-0044.

Independent Auditors	Stock Transfer Agent	Legal Counsel

Elliott Davis, PLLC	First Citizens Bank	Gaeta & Eveson, P.A.
Certified Public Accountants	& Trust Company	8305 Falls of Neuse Road
Post Office Box 760	Post Office Box 29522	Suite 203
Galax, Virginia 24333	Raleigh, North Carolina 27626-0522	Raleigh, North Carolina 27615

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC. This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.