Form 10-Q
period 2008-03-31
WACCAMAW BANKSHARES INC
filed 2008-05-15
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32985

WACCAMAW BANKSHARES, INC.
(Exact name of registrant as specified in its Charter)

NORTH CAROLINA	52-2329563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 North J.K. Powell Boulevard, Whiteville, N.C.	28472
(address of principal executive offices)	(Zip Code)

(910) 641-0044
(Registrant’s telephone number, including area code)

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

As of May 15, 2008 there were 5,455,512 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

Page Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2008, (Unaudited) and December 31, 2007	1

Consolidated Statements of Income, Three Months Ended March 31, 2008 and March 31, 2007 (Unaudited)	2

Consolidated Statements of Cash Flows, Three Months Ended March 31, 2008 and March 31, 2007 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-11

Item 4. Controls and Procedures	11

Part II. OTHER INFORMATION	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 6. Exhibits	12

SIGNATURES	13

EXHIBIT INDEX	14

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007

Assets

Cash and due from banks	$11,726,477	$11,809,251
Interest-bearing deposits with banks	625,028	912,195
Federal funds sold	28,000	-
Investment securities, available-for-sale	107,251,263	99,302,322
Restricted equity securities	3,538,206	3,342,006
Loans, net of allowance for loan losses of $5,242,074 in 2008, and $5,385,782 in 2007	374,672,420	355,138,167
Other real estate owned	318,235	318,235
Property and equipment, net	16,594,258	14,537,739
Goodwill	2,727,152	2,727,152
Intangible assets, net	609,079	673,374
Accrued income	2,947,569	2,939,264
Bank owned life insurance	11,903,417	11,777,361
Other assets	3,776,737	4,890,853
Total assets	$536,717,841	$508,367,919

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$32,607,514	$32,371,173
Interest-bearing deposits	382,275,360	345,808,162
Total deposits	414,882,874	378,179,335
Securities sold under agreements to repurchase	25,884,000	29,222,000
Federal funds purchased	10,276,000	15,429,300
Short-term borrowings	13,000,000	13,000,000
Long-term debt	25,500,000	25,500,000
Junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable	2,064,984	2,125,673
Other liabilities	1,167,564	1,640,470
Total liabilities	501,023,422	473,344,778

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 29,800 and 48,178 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	491,124	793,967
Common stock, no par value; 25,000,000 shares authorized; 5,453,146 and 5,434,770 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	24,117,066	23,785,199
Retained earnings	11,414,252	11,124,589
Accumulated other comprehensive loss	(328,023)	(680,614)
Total stockholders’ equity	35,694,419	35,023,141
Total liabilities and stockholders’ equity	$536,717,841	$508,367,919

See notes to consolidated financial statements

Waccamaw Bankshares, Inc.
Consolidated Statements of Income
Three-months ended March 31, 2008 and March 31, 2007 (Unaudited)

	Three-Months Ended
	March 31,
	2008	2007
Interest income
Loans and fees on loans	$6,611,967	$6,551,067
Federal funds sold and interest earning deposits	17,760	131,899
Investment securities, taxable	1,329,745	654,781
Investment securities, nontaxable	177,636	103,965
Total interest income	8,137,108	7,441,712

Interest expense
Deposits	3,772,531	3,092,542
Federal funds purchased and securities sold under agreements to repurchase	360,182	71,360

Other borrowed funds	555,264	509,325
Total interest expense	4,687,977	3,673,227
Net interest income	3,449,131	3,768,485

Provision for loan losses	-	375,000
Net interest income after provision for loan losses	3,449,131	3,393,485

Non-interest income
Service charges on deposit accounts	496,001	282,440
Mortgage origination income	104,414	157,334
Income from financial services	72,772	119,999
Earnings on bank owned life insurance	126,056	60,685
Net realized gains on sale of or maturity of investment securities	40,446	206,941
Other operating income	243,098	179,619
Total noninterest income	1,082,787	1,007,018

Non-interest expense
Salaries and employee benefits	2,119,894	1,615,645
Occupancy and equipment	483,851	327,942
Data processing	305,550	245,184
Amortization expense of intangible assets	70,295	70,295
Other expense	883,374	552,170
Total noninterest expense	3,862,964	2,811,236
Income before income taxes	668,954	1,589,267

Income Tax Expense	158,611	594,789
Net income	$510,343	$994,478

Basic earnings income per share	$.09	$.19
Diluted earnings income per share	$.09	$.18
Weighted average shares outstanding	5,444,003	5,329,148
Diluted average shares outstanding	5,485,457	5,500,557

See notes to consolidated financial statements

Waccamaw Bankshares, Inc.
Consolidated Statements of Cash Flows
Three-months ended March 31, 2008 and March 31, 2007 (Unaudited)

	Three-Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$510,343	$994,478
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	227,049	183,900
Stock-based compensation	29,023	22,784
Provision for loan losses	-	375,000
Accretion of discount on securities, net of amortization of premiums	29,364	(6,805)
Gain on sale of investment securities	(40,446)	(206,941)
Income from bank owned life insurance	(126,056)	(60,685)
Changes in assets and liabilities:
Accrued income	(8,305)	148,578
Other assets	932,478	(3,723,597)
Accrued interest payable	(60,689)	208,171
Other liabilities	(693,585)	1,294,436
Net cash provided (used) by operating activities	799,176	(770,681)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(18,131,778)	(7,077,338)
Purchases of restricted equity securities	(196,200)	(73,900)
Principal repayments of investments available-for-sale	947,177	989,334
Net increase in loans	(19,534,253)	(11,488,343)
Sales and maturities of investment securities available-for-sale	9,780,970	2,282,629
Purchases of property and equipment	(2,219,272)	(413,612)
Net cash used in investing activities	(29,353,356)	(15,781,230)

Cash flows from financing activities
Net increase (decrease) in non-interest-bearing deposits	236,341	(13,883,067)
Net increase in interest-bearing deposits	36,467,198	44,013,647
Net increase decrease in securities sold under agreements to repurchase	(3,338,000)	(1,202,000)
Net decrease in federal funds purchased	(5,153,000)	-
Proceeds from exercise of stock options	-	39,026
Excess tax benefits from stock-based compensation	-	51,122
Net cash provided by financing activities	28,212,239	29,018,728

Increase (Decrease) in cash and cash equivalents	(341,941)	12,466,817

Cash and cash equivalents, beginning	12,721,446	12,571,743
Cash and cash equivalents, ending	$12,379,505	$25,038,560

Supplemental disclosure of cash flow information
Interest paid	$4,748,667	$3,465,056
Taxes paid	$-	$-
Conversion of preferred stock to common stock	$302,843	$-
Adoption of EITF 06-04	$220,680	$-

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The balance sheet at December 31, 2007 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of March 31, 2008 and December 31, 2007, and its statements of income and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s 10-K for the year ended December 31, 2007.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, Inc. is a state charted bank operating sixteen offices in Whiteville, Wilmington, Shallotte (2), Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach, Oak Island and Elizabethtown, North Carolina. Offices in South Carolina include Conway (2), Socastee and Heath Springs. The accounting and reporting policies of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, (including cash items in process of collection) interest-bearing deposits with banks which are considered to be cash equivalents and federal funds sold. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per Financial Accounting Standards Board (“FASB”) Statement No. 104. Federal funds purchased are shown separately.

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

Investment securities classified as held to maturity are those debt securities that the Company has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2008 and at December 31, 2007, the Company had no investments classified as held to maturity.

LOANS

Loans are stated at the amount of unpaid principal, reduced by unearned fees and an allowance for loan losses.

The allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank performs credit reviews of the loan portfolio and considers economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance balance.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2008 and 2007 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2008 and 2007 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

The following table details the computation of basic and diluted earnings per share:

	March 31, 2008	March 31, 2007
Net income (income available to common shareholders)	$510,343	$994,478

Weighted average common shares outstanding	5,444,033	5,329,148
Effect of dilutive securities, options	11,624	106,298
Effect of dilutive securities, preferred stock	29,800	65,111
Weighted average common shares outstanding, diluted	5,485,457	5,500,557

Basic earnings per share	$.09	$.19
Diluted earnings per share	$.09	$.18

The Company declared an 11-for-10 stock split in the form of a 10% stock dividend payable on September 18, 2007 to shareholders of record on September 2, 2007. To effect the split, the Company’s issued and outstanding stock was increased by 491,583 shares. The dilutive effects of preferred stock have also been adjusted to reflect an 11-for-10 stock split in the form of a 10% stock dividend.

At March 31, 2008, the Company had 296,889 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. The Company had 296,889 outstanding warrants at March 31, 2007. There were 223,124 anti-dilutive options at March 31, 2008 and 186,813 anti-dilutive options at March 31, 2007 which have been excluded from the diluted weighted shares outstanding.

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Commitment to extend credit	$47,624,000	$48,600,000
Standby letters of credit	4,281,000	4,509,000

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion—1967. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $220,680 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

The Company adopted Statements of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to at fair value other assets on a nonrecurring basis, such as loans held for sale and other certain assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securites include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of Loans, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2008, the Bank identified $4.9 million in impaired loans. Of these impaired loans, $2.7 million were identified to have impairment of $1.1 million. The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of collateral, these levels will be considered to be a Level 3 input.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2008.

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment Securities Available for Sale	$107,251	$104	$107,147	-
Impaired Loans	$2,730	-	-	$2,730

The Company adopted the provisions of Statements of Financial Accounting Standards No. 159, Fair Value Option on Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2008. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Changes in fair value from one period to the next are recognized through the income statement. This election can generally be applied on an instrument by instrument basis. The Company chose not to account for any financial assets or liabilities under the fair value option.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The adoption of the provisions of SAB 109 did not have a material impact on the Company’s consolidated balance sheets and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of SFAS 161 is not anticipated to materially impact the Company’s consolidated balance sheets and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the three months ending March 31, 2008 and 2007 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, is a state charted bank operating sixteen offices in Whiteville, Wilmington, Shallotte (2), Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach, Oak Island and Elizabethtown, North Carolina. Offices in South Carolina include Conway (2), Socastee and Heath Springs. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

HIGHLIGHTS

Net income for the quarter ended March 31, 2008 was $510,343 or $.09 per weighted average basic share outstanding compared to a $994,478 net profit or $.19 per weighted average basic share outstanding for the quarter ended March 31, 2007.

On March 31, 2008, Waccamaw Bankshares, Inc. assets totaled $537,332,636 compared to $508,367,919 on December 31, 2007. Net loans were $374,672,420 compared to $355,138,167 on December 31, 2007. Total deposits on March 31, 2008 were $414,882,874 compared to $378,179,335 at the end of 2007. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 increased by $1,286,073 resulting in a March 31, 2008 book value of $6.66 per common share, up from $6.44 on December 31, 2007.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At March 31, 2008 and at December 31, 2007, the Bank had no investments classified as held to maturity.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the three month periods ended March 31, 2008 and 2007 there were no impairment writedowns.

Investments in available for sale securities of $107,251,263 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at March 31, 2008.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $28,000 on March 31, 2008 with no federal funds sold on December 31, 2007.

LOANS

Net loans outstanding on March 31, 2008, were $374,672,420 compared to $355,138,167 on December 31, 2007. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $19,534,253 increase in loans was due to stronger than expected loan increase in some of the market areas covered by Waccamaw Bank. This resulted in increased construction and development lending during the first three months of 2008. Although the aggregate total of loans has increased, management is confident in the adequacy of the reserve through collateral documentation and credit quality controls over construction and development lending.

DEPOSITS

Deposits on March 31, 2008, were $414,882,874 compared to $378,179,335 on December 31, 2007. Interest-bearing accounts represented 92.1% of total deposits at March 31, 2008 and 91.4% of total deposits at December 31, 2007. The significant increase in deposits was the result of the purchase of brokered deposits necessary to satisfy strong loan demand.

LIABILITIES

Securities sold under agreements to repurchase on March 31, 2008, were $25,884,000 compared to $29,222,000 on December 31, 2007. Federal funds purchased consist of short-term borrowings from other financial institutions. These borrowings are made from various financial institutions and were $10,276,000 on March 31, 2008 and $15,429,300 on December 31, 2007. Long-term debt on March 31, 2008 and December 31, 2007 was $25,500,000 as all long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings at March 31, 2008 and December 31, 2007 was $13,000,000. All short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year.

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at March 31, 2008 was $35,694,419 compared to $35,023,141 at December 31, 2007. This $671,278 increase was primarily due to operating profits of $510,343 during the first quarter of 2008. The Company recorded a cumulative adjustment of $220,000 against opening retained earnings pursuant to the accounting pronouncement EITF Issue No. 06-4 at January 1, 2008. The Company and the Bank exceed all capital requirements under the applicable Federal regulations.

ASSET QUALITY

The level of the allowance for loan losses is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded, economic factors such as the number of housing starts and fluctuations in interest rates, etc., depression of collateral values, and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that it is unlikely that a downturn in a particular market or industry will have a significant impact on the loan portfolio or the Bank’s financial condition.

During the first quarter of 2008, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that no provision was necessary for the three month period ended March 31, 2008.

The allowance for loan losses on March 31, 2008, was $5,242,074 or 1.38% of period end loans compared to $5,385,782 and 1.49% at December 31, 2007. At March 31, 2008 the Bank had loans totaling $6,858,135 in nonaccrual status as compared to $1,534,208 at December 31, 2007. There were no repossessed assets at March 31, 2008 and December 31, 2007. Management has evaluated the loans on nonaccrual status and has determined these loans to be adequately capitalized.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The Company reported net income of $510,343 or $.09 per basic share and $.09 per diluted share for the three months ended March 31, 2008, as compared with net income of $994,478 or $.19 per basic share and $.18 per diluted share for the three months ended March 31, 2007, a decrease of $484,135 or 48.7% in net income. The Company had significant decreases in net interest income in the first quarter of 2008 as compared to the first quarter of 2007. These decreases were due to the Federal Reserve Bank cutting the federal funds rate 300 basis points since September, 2007, as the majority of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate. The Company has incurred additional noninterest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2007.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between the interest earned on loans, the investment portfolio and interest earning deposits and the cost of funds, consisting primarily of the interest paid on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest bearing liabilities and stockholders’ equity.

For the three months ended March 31, 2008, the net interest income of the Company was $3,449,131 compared to $3,768,485 for the three months ended March 31, 2007. The decrease in net interest income can primarily be attributed to the decrease of 300 basis points in the Prime lending rate, as a result of which in which the majority of the Company’s loans repriced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to reprice as quickly as the loans.

PROVISION FOR LOAN LOSSES

As indicated in the “Asset Quality” section above, the Company had no provision for loan losses in the first quarter of 2008, as compared to the $375,000 provision for loan losses in the first quarter of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $1,082,787 for the three months ended March 31, 2008 as compared with $1,007,018 for the three months ended March 31, 2007. The principal reason for the increase of $75,769 in total non-interest income for the current quarter was that the Company had increases in service charges in deposit accounts of $213,561 due to the addition of high performance checking, increases of $65,371 in earnings on bank owned life insurance and increases in other operating income of $63,479. Decreases of $166,495 in realized gains, decreases of $52,920 in fees from mortgage origination income from the recent slowdown in the housing market and decreases of $47,227 in financial services income accounted for the additional difference in non-interest income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

NON-INTEREST EXPENSES

Non-interest expenses totaled approximately $3.9 million for the three months ended March 31, 2008, an increase of approximately $1.1 million or 37.4% over the $2.8 million reported for the three months ended March 31, 2007. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of four new branches in 2007. For the three months ended March 31, 2008, personnel costs increased by approximately $504,000, or 31.2% to approximately $2.1 million as compared to $1.6 million for the three months ended March 31, 2007.

PROVISION FOR INCOME TAXES

The Company provided $158,611 for income taxes during the three months ended March 31, 2008, at a tax rate of 24% compared to a provision for income taxes of $594,789 for the three months ended March 31, 2007, at a tax rate of 37%. The primary reason for the decrease in the effective tax rate was due to the proportionate increase in income from non-taxable or tax exempt sources.

INTEREST SENSITIVITY AND LIQUIDITY

One of the principal duties of the Bank’s Asset/Liability Management Committee (“ALCO”) is management of interest rate risk. The Bank utilizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing in order to manage interest rate risk.

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

Additional information regarding interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company has not had any material changes in the overall interest rate risk since December 31, 2007.

At March 31, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $103.7 million, which represents 19.3% of total assets.

FORWARD – LOOKING INFORMATION

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

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceeding incidental to the business of the Company or the Bank.

ITEM 1A.	RISK FACTORS

No material changes in the Registrant’s risk factors occurred during the quarter.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER		DESCRIPTION OF EXHIBIT

3.1		Registrant’s Articles of Incorporation*

3.2		Registrant’s Bylaws*

4.1		Specimen Stock Certificate**

10.1		Employment Agreement of James G. Graham***

10.2		Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3		Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

10.4		Supplemental Executive Retirement Plan

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2		Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32		Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

	*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8- K12g3, as filed with the Commission on July 1, 2001.

	**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 2001.

	***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: May 15, 2008	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF EXHIBIT

3.3		Registrant’s Articles of Incorporation*

3.4		Registrant’s Bylaws*

4.2		Specimen Stock Certificate**

10.5		Employment Agreement of James G. Graham***

10.6		Waccamaw Bank 1998 Incentive Stock Option Plan***

10.7		Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

10.8		Supplemental Executive Retirement Plan

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2		Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32		Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

	*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8- K12g3, as filed with the Commission on July 1, 2001.

	**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 2001.

	***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.