Form 10-Q
period 2008-06-30
WACCAMAW BANKSHARES INC
filed 2008-08-14
CIK 1144686

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32985

WACCAMAW BANKSHARES, INC.

(Exact name of registrant as specified in its Charter)

NORTH CAROLINA	52-2329563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 North J.K. Powell Boulevard, Whiteville, N.C.	28472
(address of principal executive offices)	(Zip Code)

(910) 641-0044

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 14, 2008 there were 5,523,549 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.

Waccamaw Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	(Unaudited) June 30, 2008	(Audited) December 31, 2007
Assets

Cash and due from banks	$13,073,719	$11,809,251
Interest-bearing deposits with banks	821,720	912,195
Federal funds sold	108,000	—
Investment securities, available for sale	104,652,570	99,302,322
Restricted equity securities	3,538,206	3,342,006
Loans, net of allowance for loan losses of $5,246,439 in 2008, and $5,385,782 in 2007	381,712,239	355,138,167
Other real estate owned	318,235	318,235
Property and equipment, net	17,269,692	14,537,739
Goodwill	2,727,152	2,727,152
Intangible assets, net	544,784	673,374
Accrued income	2,967,765	2,939,264
Bank owned life insurance	13,537,575	11,777,361
Other assets	3,062,239	4,890,853

Total assets	$544,333,896	$508,367,919

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$32,501,585	$32,371,173
Interest-bearing deposits	395,691,569	345,808,162

Total deposits	428,193,154	378,179,335
Securities sold under agreements to repurchase	26,822,000	29,222,000
Federal funds purchased	3,408,000	15,429,300
Short-term borrowings	11,000,000	13,000,000
Long-term debt	26,500,000	25,500,000
Junior subordinated debentures	11,248,000	8,248,000
Accrued interest payable	1,920,871	2,125,673
Other liabilities	862,384	1,640,470

Total liabilities	509,954,409	473,344,778

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 29,184 and 65,111 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	464,476	793,967
Common stock, no par value; 25,000,000 shares authorized; 5,523,549 and 5,434,770 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	24,524,549	23,785,199
Retained earnings	11,930,632	11,124,589
Accumulated other comprehensive loss	(2,540,170)	(680,614)

Total stockholders’ equity	34,379,487	35,023,141

Total liabilities and stockholders’ equity	$544,333,896	$508,367,919

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.

Consolidated Statements of Income

Six-months ended June 30, 2008 and June 30, 2007 (Unaudited)

	Six-Months Ended June 30, 2008	Six-Months Ended June 30, 2007
Interest income
Loans and fees on loans	$12,672,097	$13,412,254
Federal funds sold	9,135	240,184
Investment securities, taxable	2,793,906	1,451,622
Investment securities, nontaxable	357,315	245,147

Total interest income	15,832,453	15,349,207

Interest expense
Deposits	7,248,191	6,463,153
Federal funds purchased and securities sold under agreements to repurchase	637,447	151,281
Other borrowed funds	998,528	977,683

Total interest expense	8,884,166	7,592,117

Net interest income	6,948,287	7,757,090

Provision for loan losses	106,000	377,447

Net interest income after provision for loan losses	6,842,287	7,379,643

Non-interest income
Service charges on deposit accounts	1,015,281	590,728
Mortgage origination income	168,677	264,932
Income from financial services	154,417	159,849
Earnings on bank owned life insurance	260,214	170,285
Net realized gains on sale or maturity of investment securities	40,446	206,941
Other operating income	467,481	335,199

Total non-interest income	2,106,516	1,727,934

Non-interest expense
Salaries and employee benefits	4,125,482	3,249,452
Occupancy expense	936,317	682,150
Data processing	623,002	521,725
Amortization expense of intangible assets	140,590	140,590
Other expense	1,808,458	1,299,821

Total non-interest expense	7,633,849	5,893,738

Income before income taxes	1,314,954	3,213,839

Income tax expense	334,943	1,137,712

Net income	$980,011	$2,076,127

Basic earnings per share	$.18	$.39

Diluted earnings income per share	$.18	$.38

Weighted average shares outstanding	5,458,057	5,332,540

Diluted average shares outstanding	5,487,847	5,498,259

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.

Consolidated Statements of Income

Quarter ended June 30, 2008 and June 30, 2007 (Unaudited)

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007
Interest income
Loans and fees on loans	$6,060,130	$6,861,187
Federal funds sold	551	108,285
Investment securities, taxable	1,454,985	796,841
Investment securities, nontaxable	179,679	141,182

Total interest income	7,695,345	7,907,495

Interest expense
Deposits	3,475,660	3,370,611
Federal funds purchased and securities sold under agreements to repurchase	277,265	79,921
Other borrowed funds	443,264	468,358

Total interest expense	4,196,189	3,918,890

Net interest income	3,499,156	3,988,605

Provision for loan losses	106,000	2,447

Net interest income after provision for loan losses	3,393,156	3,986,158

Non-interest income
Service charges on deposit accounts	519,280	308,288
Mortgage origination income	64,263	107,598
Income from financial services	81,645	39,850
Earnings on bank owned life insurance	134,158	109,600
Other operating income	224,383	155,580

Total non-interest income	1,023,729	720,916

Non-interest expense
Salaries and employee benefits	2,005,588	1,633,807
Occupancy expense	452,466	354,208
Data processing	317,452	276,541
Amortization expense of intangible assets	70,295	70,295
Other expense	925,084	747,651

Total non-interest expense	3,770,885	3,082,502

Income before income taxes	646,000	1,624,572

Income tax expense	176,332	542,923

Net income	$469,668	$1,081,649

Basic earnings income per share	$.09	$.20

Diluted earnings income per share	$.09	$.20

Weighted average shares outstanding	5,472,081	5,335,894

Diluted average shares outstanding	5,501,881	5,498,533

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.

Consolidated Statements of Cash Flows

Six-months ended June 30, 2008 and June 30, 2007 (Unaudited)

	Six-Months Ended June 30, 2008	Six-Months Ended June 30, 2007
Cash flows from operating activities

Net income	$980,011	$2,076,127
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	460,437	369,485
Stock-based compensation	60,073	47,834
Provision for loan losses	106,000	377,447
Accretion of discount on securities, net of amortization of premiums	15,673	(9,606)
Gain on sale of investments	(40,446)	(206,941)
Income from bank owned life insurance	(260,214)	(170,285)
Changes in assets and liabilities:
Accrued income	(28,501)	50,849
Other assets	2,786,567	269,902
Accrued interest payable	(204,802)	328,114
Other liabilities	(952,055)	607,941

Net cash provided by operating activities	2,922,743	3,740,867

Cash flows from investing activities
Purchases of investment securities available-for-sale	(22,757,205)	(18,281,383)
Purchases of restricted equity securities	(196,200)	(209,800)
Principal repayments of investments available-for-sale	1,833,251	2,543,607
Net increase in loans	(26,680,072)	(19,207,054)
Sales and maturities of investment securities available-for-sale	12,780,970	935,000
Investment in bank owned life insurance	(1,500,000)	(4,000,000)
Purchases of property and equipment	(3,063,799)	(1,224,172)

Net cash used in investing activities	(39,583,055)	(32,526,088)

Cash flows from financing activities
Net increase in non-interest-bearing deposits	130,412	(11,769,133)
Net increase in interest-bearing deposits	49,883,407	37,215,209
Net increase (decrease) in securities sold under agreements to repurchase	(2,400,000)	2,565,000
Net increase in junior subordinated debentures	3,000,000	—
Proceeds (repayments) from short-term borrowings	(2,000,000)	2,000,000
Proceeds (repayments) from long-term debt	1,000,000	(2,000,000)
Net increase (decrease) in federal funds purchased	(12,021,300)	3,708,000
Proceeds from exercise of stock options	165,775	39,032
Excess tax benefit from stock options	184,011	51,121

Net cash provided by financing activities	37,942,305	31,809,229

Net increase in cash and cash equivalents	1,281,993	3,024,008

Cash and cash equivalents, beginning	12,721,446	9,973,743

Cash and cash equivalents, ending	$14,003,439	$12,997,751

Supplemental disclosure of cash flow information
Interest paid	$9,088,968	$7,264,003

Taxes paid	$99,550	$679,100

Conversion of common stock to preferred stock	$329,941	$—

Adoption of EITF 06-4	$173,968	$—

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The balance sheet at December 31, 2007 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of June 30, 2008 and December 31, 2007, and its results of operations cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months and three months ended June 30, 2008 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007.

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

The allowance for loan losses is maintained at a level considered appropriate to provide for probable losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank performs credit reviews of the loan portfolio and considers economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance balance.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the six months and the quarters ended June 30, 2008 and 2007 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the six months and the quarters ended June 30, 2008 and 2007 were calculated by dividing net income by the weighted average number of dilutive shares outstanding.

The following table details the computation of basic and diluted earnings per share:

	Six-Months ended June 30, 2008	Six-Months ended June 30, 2007
Net income (income available to common shareholders)	$980,011	$2,076,127

Weighted average common shares outstanding	5,458,057	5,332,540
Effect of dilutive securities, options	—	100,608
Effect of dilutive securities, preferred stock	29,800	65,111

Weighted average common shares outstanding, diluted	5,487,847	5,498,259

Basic earnings per share	$.18	$.39

Diluted earnings per share	$.18	$.38

	Quarter ended June 30, 2008	Quarter ended June 30, 2007
Net income (income available to common shareholders)	$469,668	$1,081,649

Weighted average common shares outstanding	5,472,081	5,335,894
Effect of dilutive securities, options	—	97,528
Effect of dilutive securities, preferred stock	29,800	65,111

Weighted average common shares outstanding, diluted	5,504,881	5,498,533

Basic earnings per share	$.09	$.20

Diluted earnings per share	$.09	$.20

The Company declared an 11-for-10 stock split in the form of a 10% stock dividend payable on September 18, 2007 to shareholders of record on September 2, 2007. To effect the split, the Company’s issued and outstanding stock was increased by 491,583 shares. The Company’s outstanding shares of preferred stock have also been adjusted to reflect an 11-for-10 stock split in the form of a 10% stock dividend in order to prevent any dilutive effect on that class of stock.

At June 30, 2008, the Company had 296,889 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. The Company had 296,889 outstanding warrants at June 30, 2007. There were 300,252 anti-dilutive options at June 30, 2008 and 255,200 anti-dilutive options at June 30, 2007 which have been excluded from the diluted weighted shares outstanding.

In 2008, the shareholders approved an equity compensation plan (the “2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”)) which replaced the Company’s Employee Stock and Director Stock Option Plans (the “Previous Plans”). After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan. The Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside director through non-qualified stock options, incentive stock options, stock available for rights, restricted stock, performance awards or any other award made under the terms of the plan. The Board of Directors determines the exercise price and all other terms of all grants.

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

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Commitment to extend credit	$42,023,000	48,600,000
Standby letters of credit	3,194,000	4,509,000

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion—1967. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $173,968 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

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

NOTE 5. FAIR VALUE

The Company adopted Statements of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to adjust at fair value other assets on a nonrecurring basis, such as loans held for sale and other certain assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of Loans, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2008, the Bank identified $10.8 million in impaired loans. Of these impaired loans, $4.5 million were identified to have impairment of $852,000. The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2008.

(Dollars in thousands)

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale	$104,653	$101	$104,552	—
Impaired Loans	$3,648	—	—	$3,648

NOTE 6. SUBSEQUENT EVENT – TRUST PREFERRED SECURITIES

In July 2008, the Company completed a private offering of trust preferred securities through a Delaware statutory trust sponsored by the Company. Waccamaw Statutory Trust II, wholly owned by the Company, issued $4.0 million of preferred securities as the proceeds from the offering will be used to continue to support Waccamaw Bank’s growth. The interest payable on the trust preferred securities resets quarterly, and is equal to LIBOR plus 4.00% and will mature on October 1, 2038. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the six months and three months ending June 30, 2008 and 2007 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

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

HIGHLIGHTS

Net income for the quarter ended June 30, 2008, was $469,668 or $.09 per weighted average basic share outstanding compared to a $1,081,649 net profit or $.20 per weighted average basic share outstanding for the quarter ended June 30, 2007.

On June 30, 2008, Waccamaw Bankshares, Inc. assets totaled $544,333,896 compared to $508,367,919 on December 31, 2007. Net loans were $381,712,239 compared to $355,138,167 on December 31, 2007. Total deposits on June 30, 2008 were $428,193,154 compared to $378,179,335 at the end of 2007. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 decreased by $643,654 resulting in a June 30, 2008 book value of $6.22 per common share, down from $6.44 on December 31, 2007.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At June 30, 2008 and at December 31, 2007, the Bank had no investments classified as held to maturity. Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the six month periods ended June 30, 2008 and 2007 there were no impairment writedowns.

Investments in available for sale securities of $104,652,570 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2008.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $108,000 on June 30, 2008 with no federal funds sold on December 31, 2007.

LOANS

Net loans outstanding on June 30, 2008, were $381,712,239 compared to $355,138,167 on December 31, 2007. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $26,574,072 increase in loans was due to stronger than expected loan increase in some of the market areas covered by Waccamaw Bank. This resulted in increased construction and development lending during the first six months of 2008. Although the aggregate total of loans has increased, management is confident in the adequacy of the reserve through collateral documentation and internal controls related construction and development lending.

DEPOSITS

Deposits on June 30, 2008, were $395,691,569 compared to $345,808,162 on December 31, 2007. Interest-bearing accounts represented 92.41% of total deposits at June 30, 2008 and 91.44% of total deposits at December 31, 2007. The significant increase in deposits, necessary to satisfy moderate loan demand, was the result of an increase in the amount of brokered deposits needed to fund both loan growth and investment purchases.

BANK OWNED LIFE INSURANCE

During the first quarter of 2007, the fourth quarter of 2007 and the second quarter of 2008, the Bank purchased additional Bank Owned Life Insurance policies on both directors and key employees in the amount of $4,000,000 $2,000,000 and $1,500,000 respectively.

LIABILITIES

Securities sold under agreements to repurchase on June 30, 2008, were $26,822,000 compared to $29,222,000 on December 31, 2007. Federal funds purchased consist of short-term borrowings from other financial institutions. These borrowings are made from various financial institutions and were $3,408,000 on June 30, 2008 and $15,429,300 on December 31, 2007. Long-term debt on June 30, 2008 was $26,500,000 compared to $25,500,000 on December 31, 2007 as $25,500,000 of the long-term debt is funded by the Federal Home Loan Bank of Atlanta and $1,000,000 is funded by Nexity Bank. Short-term borrowings on June 30, 2008 were $11,000,000 compared to $13,000,000 on December 31, 2007. All short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year. On June 27, 2008, Waccamaw Bank, sold in a private placement to a qualified institutional investors, an aggregate of $3,000,000 of subordinated notes that will mature on July 1, 2015.

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2008 was $34,379,487 compared to $35,023,141 at December 31, 2007. This $643,654 decrease was primarily due to unrealized losses on securities available for sale declining $1,859,556, net of tax, offsetting operating profits of $980,011 for the six month period ended June 30, 2008. The Company recorded a cumulative adjustment of $173,968 against opening retained earnings pursuant to the accounting pronouncement EITF Issue No. 06-4 at January 1, 2008. The Company also had an increase of $349,786 due to the exercise of stock options. The Company and the Bank exceed all capital requirements under the applicable Federal regulations and are “well capitalized” due to the recent private placements of subordinated notes and preferred securities.

ASSET QUALITY

During 2008, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $106,000 provision was needed for three month period ended June 30, 2008.

The allowance for loan losses on June 30, 2008, was $5,246,439 or 1.36% of period end loans compared to 1.46% at December 31, 2007. At June 30, 2008 the Bank had loans totaling $8,190,679 in nonaccrual status as compared to $372,202 at June 30, 2007. The increase in non accrual loans includes two non-performing commercial real estate loans totaling $5.7 million. For the six months ended June 30, 2008 there were $245,342 in net charge-offs compared to a net recovery of $247,280 for the same period of 2007. In addition to the impact on our allowance for loan losses resulting from our loan portfolio rebalancing efforts, which have effectively reduced our concentrations in construction and development sector loans, our refined allowance for loan losses methodology, as previously discussed, has resulted in an overall decline in the allowance for loan losses as a percent of total loans. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

The level of the allowance for loans losses is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded, economic factors such as the number of housing starts and fluctuations in interest rates, etc., depression of collateral values, and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that it is unlikely that a downturn in a particular market or industry will have a significant impact on the loan portfolio or the Bank’s financial condition.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The Company reported net income of $469,668 or $.09 per basic share and diluted share for the three months ended June 30, 2008, as compared with net income of $1,081,649 or $.20 per basic share and diluted share for the three months ended June 30, 2007, a decrease of $611,981 or 56.6% in net income. The Company had significant decreases in net interest income in the first quarter of 2008 as compared to the first quarter of 2007. These decreases were due to the Federal Reserve Open Market Committee cutting the federal funds rate 325 basis points since September, 2007. As the majority of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate, these interest rate decreases significantly impacted the Company’s loan interest income. The Company has incurred additional noninterest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2007.

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

For the three months ended June 30, 2008, the net interest income of the Company was approximately $3.5 million compared to approximately $4.0 million for the three months ended June 30, 2007. The decrease in net interest income can primarily be attributed to the decrease of 325 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans repriced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to reprice as quickly as the loans.

PROVISION FOR LOAN LOSSES

The Company expensed $106,000 to the provision for loan losses in the second quarter of 2008, as compared to the $2,447 provision for loan losses in the second quarter of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $1,023,729 for the three months ended June 30, 2008 as compared with $720,916 for the three months ended June 30, 2007. Increases of $210,992 in service charges in deposits accounts due to the addition of high performance checking in the third quarter of 2007, decreases of $43,334 fees from mortgage origination income from the recent slowdown in the housing market, increases of $41,795 in financial services income due to the addition of an additional financial services representative in the third quarter of 2007, increases of $24,558 in earnings on bank owned life insurance and increases in other operating income of $68,803 accounted for the additional difference in non-interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

NON-INTEREST EXPENSES

Non-interest expenses totaled approximately $3.8 million for the three months ended June 30, 2008, an increase of $688,000 or 22.3% over the $3.1 million reported for the three months ended June 30, 2007. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of four new branches during 2007. For the three months ended June 30, 2008, personnel costs increased by approximately $371,000, or 22.8% to approximately $2.0 million as compared to approximately $1.6 million for the three months ended June 30, 2007.

PROVISION FOR INCOME TAXES

The Company provided $176,332 for income taxes during the three months ended June 30, 2008, at a tax rate of 27% compared to a provision for income taxes of $542,923 for the three months ended June 30, 2007, at a tax rate of 33%. The primary reason for the decrease in the effective tax rate was due to the proportionate increase in income from non-taxable or tax exempt sources.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The Company reported net income of $980,011 or $.18 per basic share and diluted share for the six months ended June 30, 2008, as compared with net income of $2,076,127 or $.39 per basic share and $.38 per diluted share for the six months ended June 30, 2007, a decrease of $1,096,115 or 52.8% in net income. The Company had significant decreases in net interest income in the first six months of 2008 as compared to the first six months of 2007. These decreases were due to the Federal Reserve Open Market Committee cutting the federal funds rate 325 basis points since September, 2007. The Company has incurred additional noninterest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2007.

NET INTEREST INCOME

For the six months ended June 30, 2008, the net interest income of the Bank was approximately $6.9 million compared to approximately $7.8 million for the six months ended June 30, 2007. The decrease in net interest income can primarily be attributed to the decrease of 325 basis points in the Prime lending rate, and the higher relative cost of funding loans, due to the fact that the Bank’s deposits were not able to reprice as quickly as the loans.

PROVISION FOR LOAN LOSSES

The Company expensed $106,000 to the provision for loan losses in the first six months of 2008, as compared to the $377,447 provision for loan losses in the first six months of 2007. The decrease to the provision in the first six months of 2008 was primarily due to management’s decision to reduce the composition mixture of commercial real estate within the loan portfolio, which includes construction, acquisition and development lending, a sector of the economy that has experienced a slowdown over the past twelve to eighteen months. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other nonperforming assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled approximately $2.1 million for the six months ended June 30, 2008 as compared with approximately $1.7 million for the six months ended June 30, 2007. The principal reason for the increase of approximately $378,582 in total non-interest income for the six months ended June 30, 2008 was that the Company had increases of $424,553 in service charges in deposits accounts due to the addition of high performance checking in the third quarter of 2007, decreases of $96,254 in fees from mortgage origination income from the recent slowdown in the housing market, decreases of $5,432 in financial services income, increases of $89,929 in earnings on bank owned life insurance and increases in other operating income of $132,282 accounted for the additional difference in non-interest income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

NON-INTEREST EXPENSES

Non-interest expenses totaled approximately $7.6 million for the six months ended June 30, 2008, an increase of approximately $1.7 million or 22.3% over the approximately $5.9 million reported for the six months ended June 30, 2007. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current year associated with new hires and the opening of four new branches. For the six months ended June 30, 2008, personnel costs increased by approximately $876,000, or 27.0% to approximately $4.1 million as compared to approximately $3.2 million for the six months ended June 30, 2007. Other expenses totaled approximately $1.8 million for the six months ended June 30, 2008, an increase of approximately $509,000 or 39.1% over the approximately $1.3 million reported for the six months ended June 30, 2007. The majority of the increases resulted from the additional expenses associated with the opening of four new branches and the increased marketing expenses due to the addition of high performance checking in the third quarter of 2007 of approximately $107,000.

PROVISION FOR INCOME TAXES

The Company provided $334,943 for income taxes during the six months ended June 30, 2008, at a tax rate of 25% compared to a provision for income taxes of $1,137,712 for the six months ended June 30, 2007, at a tax rate of 34%. The primary reason for the decrease in the effective tax rate was due to the proportionate increase in income from non-taxable or tax exempt sources.

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

At June 30, 2008, the liquidity position of the Bank was strong, with short-term liquid assets of approximately $118,764,000 or 21.74% of total assets.

FORWARD – LOOKING INFORMATION

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceeding incidental to the business of the Company or the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the bank’s annual meeting of shareholders held on May 22, 2008, the shareholders (1.) Elected Neil Carmichael Bender, II, Murchison B. Biggs, Brian D. Campbell, James G. Graham and J. Densil Worthington to serve as directors of the Company and (2.) To approve the Waccamaw Bankshares, Inc. 2008 Omnibus Stock Ownership and Long Term Incentive Plan. The number of shares issued, outstanding and entitled to vote at such meeting was 5,434,770 shares of common stock.

The following proposals were voted for:

Proposal 1 – Election of Directors
Murchison B. Biggs	votes for 4,125,965	withheld 23,027	abstain -0-
James G. Graham	votes for 4,125,495	withheld 23,027	abstain -0-
J. Densil Worthington	votes for 4,125,317	withheld 23,675	abstain -0-
Brian D. Campbell	votes for 4,127,333	withheld 25,659	abstain -0-
Neil Carmichael Bender, II	votes for 4,124,375	withheld 24,617	abstain -0-

Proposal 2 – To approve the Waccamaw Bankshares, Inc. 2008 Omnibus Stock Ownership and Long Term Incentive Plan.

Votes for 2,872,605            against 246,417            abstain 138,017

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
4.1	Indenture (filed herewith)

10.1	Amended and Restated Trust Agreement (filed herewith)

10.2	Guarantee Agreement (filed herewith)

10.3	Employment Agreement of James G. Graham (filed herewith)

10.4	Change of Control Agreement (filed herewith)

10.5	Executive Supplemental Retirement Plan (filed herewith)

10.6	Director Supplemental Retirement Plan (filed herewith)

10.7	Director Supplemental Retirement Plan Agreement (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: August 14, 2008	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
4.1	Indenture (filed herewith)

10.1	Amended and Restated Trust Agreement (filed herewith)

10.2	Guarantee Agreement (filed herewith)

10.3	Employment Agreement of James G. Graham (filed herewith)

10.4	Change of Control Agreement (filed herewith)

10.5	Executive Supplemental Retirement Plan (filed herewith)

10.6	Director Supplemental Retirement Plan (filed herewith)

10.7	Director Supplemental Retirement Plan Agreement (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)