Form 10-Q
period 2008-09-30
WACCAMAW BANKSHARES INC
filed 2008-11-14
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if
a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ࿠

YES	☐	NO	☒

As of November 14, 2008 there were 5,523,549 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

		Page Number
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2008 (Unaudited) and December 31, 2007	1

	Consolidated Statements of Income, Nine Months Ended September 30, 2008 and September 30, 2007 (Unaudited)	2

	Consolidated Statements of Income, Quarters Ended September 30, 2008 and September 30, 2007 (Unaudited)	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2008 and September 30, 2007 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 4.	Controls and Procedures	19

Part II. OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	20

SIGNATURES		21

EXHIBIT INDEX		22

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007

Assets

Cash and due from banks	$10,226,918	$11,809,251
Interest-earning deposits with banks	791,447	912,195
Federal funds sold	858,000	-
Investment securities, available for sale	98,587,981	99,302,322
Restricted equity securities	4,213,206	3,342,006
Loans, net of allowance for loan losses of $5,601,730 in 2008, and $5,385,782 in 2007	377,539,067	355,138,167
Other real estate owned	725,237	318,235
Property and equipment, net	17,768,747	14,537,739
Goodwill	2,727,152	2,727,152
Intangible assets, net	480,489	673,374
Accrued income	2,792,881	2,939,264
Bank owned life insurance	13,683,399	11,777,361
Other assets	6,862,622	4,890,853
Total assets	$537,257,146	$508,367,919

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$33,362,768	$32,371,173
Interest-bearing deposits	375,219,656	345,808,162
Total deposits	408,582,424	378,179,335

Securities sold under agreements to repurchase	26,606,000	29,222,000
Federal funds purchased	-	15,429,300
Short-term borrowings	11,000,000	13,000,000
Long-term debt	46,500,000	25,500,000
Junior subordinated debentures	12,372,000	8,248,000
Accrued interest payable	1,279,838	2,125,673
Other liabilities	363,050	1,640,470
Total liabilities	506,703,312	473,344,778

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 29,184 and 65,111 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	464,476	793,967
Common stock, no par value; 25,000,000 shares authorized; 5,523,549 and 5,434,770 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	24,555,952	23,785,199
Retained earnings	11,014,193	11,124,589
Accumulated other comprehensive loss	(5,480,787)	(680,614)
Total stockholders’ equity	30,553,834	35,023,141
Total liabilities and stockholders’ equity	$537,257,146	$508,367,919

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Nine-months ended September 30, 2008 and September 30, 2007 (Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	Sept 30, 2008	Sept 30, 2007
Interest income
Loans and fees on loans	$18,517,798	$20,561,291
Federal funds sold	18,469	271,694
Investment securities, taxable	4,232,671	2,232,143
Investment securities, nontaxable	536,993	406,247
Total interest income	23,305,931	23,471,375

Interest expense
Deposits	10,357,456	9,991,288
Federal funds purchased and securities sold under agreements to repurchase	891,687	257,083
Short-term borrowings	270,545	183,796
Long-term borrowings	1,329,829	1,365,094
Total interest expense	12,849,517	11,797,261
Net interest income	10,456,414	11,674,114

Provision for loan losses	634,084	385,864
Net interest income after provision for loan losses	9,822,330	11,288,250

Non-interest income
Service charges on deposit accounts	1,583,581	894,721
Mortgage origination income	260,564	352,904
Income from financial services	200,240	223,897
Earnings on bank owned life insurance	406,038	286,242
Net realized gains on sale or maturity of investment securities	40,446	256,321
Impairment of equity securities	(1,853,572)	-
Other operating income	712,179	546,897
Total noninterest income	1,349,476	2,560,982

Non-interest expense
Salaries and employee benefits	6,176,312	4,982,178
Occupancy and equipment	1,449,299	1,077,305
Data processing	960,140	751,147
Amortization expense of intangible assets	214,052	192,885
Other expense	2,717,222	1,952,322
Total noninterest expense	11,517,025	8,955,837
Income (loss) before income taxes	(345,219)	4,893,395

Income tax expense (benefit)	(408,791)	1,696,735
Net income	$63,572	$3,196,660

Basic income per share	$.01	$.60
Diluted income per share	$.01	$.58
Weighted average shares outstanding	5,480,047	5,347,514
Diluted average shares outstanding	5,508,231	5,508,292

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended September 30, 2008 and September 30, 2007 (Unaudited)

	Quarter	Quarter
	Ended	Ended
	Sept 30, 2008	Sept 30, 2007
Interest income
Loans and fees on loans	$5,845,701	$7,149,037
Federal funds sold	9,334	31,510
Investment securities, taxable	1,438,765	780,521
Investment securities, nontaxable	179,678	161,100
Total interest income	7,473,478	8,122,168

Interest expense
Deposits	3,109,265	3,528,135
Fed funds purchased and securities sold under agreements to repurchase	254,240	105,802
Short-term borrowings	69,445	124,990
Long-term borrowings	532,401	446,217
Total interest expense	3,965,351	4,205,144
Net interest income	3,508,127	3,917,024

Provision for loan losses	528,084	8,417

Net interest income after provision for loan losses	2,980,043	3,908,607

Non-interest income
Service charges on deposit accounts	568,300	303,993
Mortgage origination income	91,887	87,972
Income from financial services	45,823	64,048
Earnings on bank owned life insurance	145,824	115,957
Net realized gains on sale or maturity of investment securities	-	49,380
Impairment of equity securities	(1,853,572)	-
Other operating income	244,698	211,698
Total noninterest income	(757,040)	833,048

Non-interest expense
Salaries and employee benefits	2,050,830	1,732,726
Occupancy and equipment	512,982	395,155
Data processing	337,138	229,422
Amortization expense of intangible assets	73,462	64,295
Other expense	908,764	640,501
Total noninterest expense	3,883,176	3,062,099
Income (loss) before income taxes	(1,660,173)	1,679,556

Income tax expense (benefit)	(743,734)	559,023
Net income (loss)	$(916,439)	$1,120,533

Basic income (loss) per share	$(.17)	$.21
Diluted income (loss) per share	$(.17)	$.20
Weighted average shares outstanding	5,523,549	5,376,975
Diluted average shares outstanding	5,523,549	5,503,663

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Nine-months ended September 30, 2008 and September 30, 2007 (Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	Sept 30, 2008	Sept 30, 2007
Cash flows from operating activities
Net income	$63,572	$3,196,660
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	727,106	573,889
Stock-based compensation	91,477	72,465
Provision for loan losses	634,084	385,864
Accretion and amortization of investment securities	(5,442)	13,315
Gain on sale of investment securities	(40,446)	(256,321)
Impairment of equity securities	1,853,572	-
Income from bank owned life insurance	(406,038)	(262,432)
Changes in assets and liabilities:
Accrued income	146,383	31,246
Other assets	218,045	106,650
Accrued interest payable	(845,835)	333,703
Other liabilities	(1,451,388)	(642,102)
Net cash provided by operating activities	985,090	3,552,937

Cash flows from investing activities
Purchases of investment securities available-for-sale	(23,756,765)	(25,591,289)
Purchases of restricted equity securities	(871,200)	(614,800)
Principal repayments of investments available-for-sale	2,609,463	4,032,531
Net increase in loans	(23,034,984)	(30,930,972)
Sales and maturities of investment securities available-for-sale	12,780,970	6,249,232
Investment in bank owned life insurance	(1,500,000)	(4,000,000)
Purchases of property and equipment	(3,765,229)	(2,532,900)
Net cash used in investing activities	(37,537,745)	(53,388,198)

Cash flows from financing activities
Net increase (decrease) in non-interest-bearing deposits	991,596	(13,251,525)
Net increase in interest-bearing deposits	29,411,493	51,929,677
Net increase (decrease) in securities sold under agreements to repurchase	(2,616,000)	934,000
Net decrease in federal funds purchased	(15,429,300)	-
Net increase in junior subordinated debentures	4,000,000	-
(Repayments) proceeds from short-term borrowings	(2,000,000)	2,000,000
Proceeds from long-term debt	21,000,000	7,000,000
Proceeds from exercise of stock options	165,774	91,352
Excess tax benefit from stock options	184,011	51,121
Proceeds (expense) from issuance of common stock	-	(10,164)
Net cash provided by financing activities	35,707,574	48,744,461

Decrease in cash and cash equivalents	(845,081)	(1,090,800)

Cash and cash equivalents, beginning	12,721,446	9,973,743
Cash and cash equivalents, ending	$11,876,365	$8,882,943

Supplemental disclosure of cash flow information
Interest paid	$13,695,353	$11,463,558
Taxes paid	$1,754,200	$1,754,200
Conversion of common stock to preferred stock	$329,941	$-
Adoption of EITF 06-4	$173,968	$-

Supplemental disclosure of noncash activities
Real estate acquired in settlement of loans	$407,002	$-

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The balance sheet at December 31, 2007 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of September 30, 2008 and December 31, 2007, and its results of operations and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months and three months ended September 30, 2008 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007, as amended.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, Inc. is a state charted bank operating seventeen offices in Whiteville, Wilmington, Shallotte (2), Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach, Oak Island and Elizabethtown, North Carolina. Offices in South Carolina include Conway (2), Socastee, Little River and Heath Springs. The accounting and reporting policies of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The declines in fair value are due to changes in market rates.

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

Allowance for loan losses, charge-offs, impaired loans and non accrual loans along with market conditions and loan portfolio concentrations are discussed further under “Asset Quality.”

RECLASSIFICATION

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and stockholders' equity previously reported were not affected by these reclassifications.

NOTE 2. EARNINGS (LOSS) PER SHARE

Earnings per share for the nine months and quarter ended September 30, 2008 and 2007 were calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share for the nine months and the quarter ended September 30, 2007 were calculated by dividing net income by the weighted average number of dilutive shares outstanding. For the three months ended September 30, 2008, there was no dilutive effect as the bank reported a loss on operations.

The following table details the computation of basic and diluted earnings (loss) per share:

	Nine-Months	Nine-Months
	September 30,	September 30,
	2008	2007

Net income (loss) (income available to common shareholders)	$63,572	$3,196,660

Weighted average common shares outstanding	5,480,047	5,347,514
Effect of dilutive securities, options	-	95,667
Effect of dilutive securities, preferred stock	28,184	65,111
Weighted average common shares outstanding, diluted	5,508,231	5,508,292

Basic earnings per share	$.01	$.60
Diluted earnings per share	$.01	$.58

	Quarter ended	Quarter ended
	September 30,	September 30,
	2008	2007

Net income (loss) (income available to common shareholders)	$(916,439)	$1,120,533

Weighted average common shares outstanding	5,523,549	5,376,975
Effect of dilutive securities, options	-	61,577
Effect of dilutive securities, preferred stock	-	65,111
Weighted average common shares outstanding, diluted	5,523,549	5,503,663

Basic earnings per share	$(.17)	$.21
Diluted earnings per share	$(.17)	$.20

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

At September 30, 2008, the Company had 296,889 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. The Company had 296,889 outstanding warrants at September 30, 2007. There were 299,394 anti-dilutive options at September 30, 2008 and 262,900 anti-dilutive options at September 30, 2007 which have been excluded from the diluted weighted shares outstanding for the nine month periods then ended. There were 311,810 anti-dilutive options for the three months ending September 30, 2008 and 228,457 anti-dilutive options for the three months ending September 30, 2007 which have been excluded from the diluted weighted shares outstanding. For the nine months ended September 30, 2008, the stock compensation expense of the Company was $91,477 compared to $72,465 for the nine months ended September 30, 2007. The unrecognized stock compensation expense for the nine months ended September 30, 2008 was $253,398 compared to $247,396 for the nine months ended September 30, 2007. For the three months ended September 30, 2008, the stock compensation expense of the Company was $31,404 compared to $25,845 for the three months ended September 30, 2007. The unrecognized stock compensation expense for the three months ended September 30, 2008 was $316,206 compared to $297,496 for the three months ended September 30, 2007.

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

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
	2008	2007

Commitment to extend credit	$42,152,000	$49,790,000
Standby letters of credit	3,194,000	1,853,000

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion—1967. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $173,968 reduction to retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 providesthat unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have an effect on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP SFAS No. 157-3”). The new FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP SFAS No. 157-3 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of Loans, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2008, the Bank identified $16.3 million in impaired loans. Of these impaired loans, $10.9 million were identified to have impairment of $1.6 million. The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of September 30, 2008.

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment Securities
Available for Sale	$98,588	$140	$98,448	-
Impaired Loans	$9,283	-		$9,283

Note 6 — Comprehensive Income (Loss)

Recognized revenue, expenses, gains, and losses must be included in net income or loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with the operating net income or loss, are components of comprehensive income or loss. A summary of comprehensive income is as follows (in thousands):

	Nine-Months	Nine-Months
	September 30,	September 30,
	2008	2007

Net income	$63,572	$3,196,660

Other comprehensive loss:
Unrealized losses on available-for-sale investment securities	(7,272,989)	(1,019,432)
Tax effect	2,472,816	346,607
Total other comprehensive loss	(4,800,173)	(672,825)

Comprehensive income (loss)	$(4,736,601)	$2,523,835

	Quarter ended	Quarter ended
	September 30,	September 30,
	2008	2007

Net income (loss)	$(916,449)	$1,120,533

Other comprehensive loss:
Unrealized (losses) on available-for-sale investment securities	(4,455,935)	(315,917)
Tax effect	1,515,018	107,412
Total other comprehensive loss	(2,940,917)	(208,505)

Comprehensive income (loss)	$(3,857,366)	$912,028

Note 7 — Investment Securities

Investments in available for sale securities of $98,587,981 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2008.

During the quarter ended September 30, 2008, the Company performed other than temporary impairment (OTTI) testing on $9.5 million, or 9.0%, of the amortized cost of its portfolio consisting of eight securities available for sale with unrealized losses of $8,838,445. The investment securities tested were identified as a result of their duration and severity of the significant unrealized losses in the portfolio. Testing for principal impairment involved the relevant credit ratings with ranges between A to AAa being tested, grading changes and budgets of the municipal securities, cash flows and excess cash collateral for the pooled trust preferred securities and other relevant data for the corporate securities to determine any impairment. Results of the OTTI evaluation did not indicate OTTI impairment to any of the securities tested. While results of the cash flow modeling did not conclude with any identified impairment to the amortized cost of the securities tested, the Company will continue to perform OTTI testing on a quarterly basis and will, if OTTI losses are identified, record these losses within current earnings.

Testing for principal impairment involved the relevant credit ratings, grading changes and budgets of the municipal securities, cash flows, collateral and other relevant data for the corporate securities to determine any impairment. Results of the cash flow testing did not indicate principal impairment to any of the securities tested. The Company will continue to perform OTTI testing on a quarterly basis and will, if OTTI losses are identified, record these losses within current earnings.

The following is a summary of the securities portfolio by major classification at the dates presented.

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U. S. government agencies	$10,500,000	$39,139	$41,793	$10,497,346
Mortgage-backed securities	48,452,188	318,056	337,701	48,432,543
Municipal securities	16,888,135	18,297	1,436,895	15,469,537
Corporate Securities	31,134,783	75,828	7,022,056	24,188,555
	$106,172,646	$451,320	$8,838,445	$98,587,981

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U. S. government agencies	$6,958,207	$41,793	$-	$-	$6,958,207	$41,793
Mortgage-backed securities	20,896,550	337,232	27,224	469	20,923,774	337,701
Municipal securities	8,445,494	598,145	5,518,958	838,750	13,964,452	1,436,895
Corporate Securities	11,931,521	4,872,428	3,982,747	2,149,628	15,914,268	7,022,056

Total temporarily impaired securities	$48,231,772	$5,849,598	$9,528,929	$2,988,847	$57,760,701	$8,838,445

The Company’s unrealized losses on other securities relate to its investment in bank-only pooled trust preferred securities, corporate securities, municipal securities and mortgage backed securities (MBS). The Company is closely monitoring its investments in these securities in light of recent price volatility in the market place. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2008. The Company will continue to monitor the market price of these securities and the default rates of the underlying assets and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the nine months and three months ending September 30, 2008 and 2007 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, is a state charted bank operating seventeen offices in Whiteville, Wilmington, Shallotte (2), Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach, Oak Island and Elizabethtown, North Carolina. Offices in South Carolina include Conway (2), Socastee, Little River and Heath Springs. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

OVERVIEW

Net loss for the quarter ended September 30, 2008, was ($916,439) or ($.17) per weighted average basic share outstanding compared to a $1,120,533 net profit or $.21 per weighted average basic share outstanding for the quarter ended September 30, 2007.

On September 30, 2008, Waccamaw Bankshares, Inc. assets totaled $537,257,146 compared to $508,367,919 on December 31, 2007. Net loans were $377,539,067 compared to $355,138,167 on December 31, 2007. Total deposits on September 30, 2008 were $408,582,424 compared to $378,179,335 at the end of 2007. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 decreased by $4,469,307 resulting in a September 30, 2008 book value of $5.53 per common share, down from $6.44 on December 31, 2007.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At September 30, 2008 and at December 31, 2007, the Bank had no investments classified as held to maturity. Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the nine month period ended September 30, 2008, the Company wrote down $1.8 million Federal Agency Preferred Securities due to the action taken by the Federal Government to seize control of Freddie Mac and Fannie Mae. These shares were purchased during the fourth quarter of 2007.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $858,000 on September 30, 2008 with no federal funds sold on December 31, 2007.

LOANS

Net loans outstanding on September 30, 2008, were $377,539,067 compared to $355,138,167 on December 31, 2007. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $22,400,900 increase in loans was due to stronger than expected loan increase in some of the market areas covered by Waccamaw Bank. This resulted in increased construction and development lending during the first nine months of 2008. Although the aggregate total of loans has increased, management is confident in the adequacy of the reserve through collateral documentation and credit quality controls over construction and development lending.

DEPOSITS

Deposits on September 30, 2008, were $408,582,424 compared to $378,179,335 on December 31, 2007. Interest-bearing accounts represented 91.83% of total deposits at September 30, 2008 and 91.44% of total deposits at December 31, 2007. The significant increase in deposits, necessary to satisfy moderate loan demand, was the result of an increase in the amount of brokered deposits needed to fund both loan growth and investment purchases. Brokered deposits at September 30, 2008 were $99,212,961 compared to $21, 331,574 on December 31, 2007. Brokered deposits were purchased in the third quarter of 2008 to offset the high rates offered by the competing banks, in which the brokered CD market offered substantially lower rates than the competition. The brokered deposits were used to offset the decrease in core deposits and fund loan growth as the Bank did not offer to match the competition.

BANK OWNED LIFE INSURANCE

During the second quarter of 2008, the first quarter of 2007 and the fourth quarter of 2007, the Bank purchased additional Bank Owned Life Insurance policies on both directors and key employees in the amount of $4,000,000 $2,000,000 and $1,500,000 respectively.

LIABILITIES

Securities sold under agreements to repurchase on September 30, 2008, was $26,606,000 compared to $29,222,000 on December 31, 2007. Federal funds purchased consist of short-term borrowings from other financial institutions. These borrowings are made from various financial institutions and were $0 on September 30, 2008 and $15,429,300 on December 31, 2007. Long-term debt at September 30, 2008 was $43,500,000 compared to $25,500,000 on December 31, 2007 as $42,500,000 of the long-term debt is funded by the Federal Home Loan Bank of Atlanta and $1,000,000 is funded by Nexity Bank. Short-term borrowings at September 30, 2008 were $11,000,000 compared to $13,000,000 on December 31, 2007. All short-term borrowings are funded by the Federal Home Loan Bank of Atlanta and mature within one year. On June 27, 2008, Waccamaw Bank, sold in a private placement to a qualified institutional investors, an aggregate of $3,000,000 of subordinated notes that will mature on July 1, 2015. The Company completed its second issuance of Trust Preferred securities in July, 2008 in the amount of $4,000,000. Other liabilities at September 30, 2008 were $363,050 compared to $1,640,470 on December 31, 2007 as the decrease was primarily due the reserve for income taxes from the decrease in net income for the nine months ended September 30, 2008.

TRUST PREFERRED SECURITIES

In July 2008, the Company completed a private offering of trust preferred securities through a Delaware statutory trust sponsored by the Company. Waccamaw Statutory Trust II, wholly owned by the Company, issued $4.0 million of preferred securities as the proceeds from the offering will be used to continue to support Waccamaw Bank’s growth. The interest payable on the trust preferred securities resets quarterly, and is equal to LIBOR plus 4.00% and will mature on October 1, 2038. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement..

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2008 was $30,553,834 compared to $35,023,141 at December 31, 2007. This $4,469,307 decrease was primarily due to unrealized losses on securities available for sale declining $4,800,173, net of tax, offsetting operating profits of $63,572 for the nine month period ended September 30, 2008. The Company recorded a cumulative adjustment of $173,968 against opening retained earnings pursuant to the accounting pronouncement EITF Issue No. 06-4 at January 1, 2008. The Company also had an increase of $349,786 due to the exercise of stock options. The Company and the Bank exceed all capital requirements under the applicable Federal regulations and are “well capitalized” due to the recent private placements of subordinated notes and preferred securities.

ASSET QUALITY

During 2008, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $528,084 provision was needed for three month period ended September 30, 2008. The increase in the provision is the result of an increase in non performing loans along with loans identified as impaired under SFAS 114 as discussed under “Fair Value”.  As of September 30, 2008, the Bank identified $16.3 million in impaired loans. Of these impaired loans, $10.9 million were identified to have impairment of $1.6 million. This compared to $10.8 million in impaired loans of these impaired loans, $4.5 million were identified to have impairment of $852,000 at June 30, 2008. The increase in impaired loans was due to the addition of 13 additional relationships totaling $750,000 relating to development and business loans at September 30, 2008.

The allowance for loan losses on September 30, 2008, was $5,601,730 or 1.46% of period end loans compared to 1.49% at December 31, 2007. At September 30, 2008 the Bank had $12,333,662 loans in nonaccrual status as compared to $1,101,595 at September 30, 2007. The increase in non accrual loans includes increase in six non-performing commercial real estate loans totaling $11.3 million as the largest nonaccrual loan relationship totaled $4.1 million with the average balance for the thirty-five non accrual loans totaling $352,000. At September 30, 2008 there was $419,017 in net charge-offs compared to $146,692 at September 30, 2007, as the increase in charge-offs can be attributed to eight loans relating to commercial, consumer and housing sector. At September 30, 2008 there was $6,681 in repossessed assets compared to $29,784 at September 30, 2007. At September 30, 2008 there was $725,237 in other real estate owned compared to $16,411 at September 30, 2007, as the increase in other real estate owned can be attributed to five properties totaling $407,000 acquired by the Bank in the third quarter of 2008.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company reported a net loss of ($916,439) or ($.17) per share for the three months ended September 30, 2008, as compared with net income of $1,120,533 or $.21 per basic share and $.20 per diluted share for the three months ended September 30, 2007, a decrease of $2,036,972 in net income. The Company had to write down approximately $1.8 million Federal Agency Preferred Securities due to the action taken by the Federal Government to seize control of Freddie Mac and Fannie Mae.The Company had significant decreases in net interest income in the third quarter of 2008 as compared to the third quarter of 2007. These decreases were due to the Federal Reserve Open Market Committee cutting the federal funds rate 375 basis points since September, 2007. As the majority of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate, these interest rate decreases significantly impacted the Company’s loan interest income. The Company has incurred additional noninterest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2008 and 2007.

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

For the three months ended September 30, 2008, the net interest income of the Company was approximately $3.5 million compared to approximately $3.9 million for the three months ended September 30, 2007. The decrease in net interest income can primarily be attributed to the decrease of 375 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans repriced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to reprice as quickly as the loans. Interest rates paid on depositsdecreased by 20 basis points and was the driver of the decrease of $366,395 or 10.5% in deposit interest expense. As CDs with higher interest rates matured, they were replaced with new CDs at lower interest rates.  Rates paid on other transaction accounts also declined in conjunction with the FOMC rate reductions.   Brokered CD’s were purchased in the third quarter of 2008 to offset the high rates offered by the competing banks, in which the brokered CD market offered substantially lower rates than the competition.

PROVISION FOR LOAN LOSSES

The Company expensed $528,084 as the provision for loan losses in the third quarter of 2008, as compared to the $8,417 provision for loan losses in the third quarter of 2007. The increase in the provision was partially due to loan growth but was also partially due to higher levels of net charge-offs and non performing loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled ($757,040) for the three months ended September 30, 2008 as compared with $833,048 for the three months ended September 30, 2007. The decrease of approximately $1.6 million in total non-interest income for the current quarter was due to the Company write down of approximately $1.8 million in Federal Agency Preferred Securities from action taken by the Federal Government to seize control of Freddie Mac and Fannie Mae Increases of $265,000 in service charges in deposits accounts due to the addition of high performance checking in the third quarter of 2008, increases of $4,000 in fees from mortgage origination income, decreases of $19,000 in financial services income, increases of $30,000 in earnings on bank owned life insurance and increases in other operating income of $33,000 accounted for the additional difference in non-interest income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

NON-INTEREST EXPENSES

Non-interest expenses totaled approximately $3.9 million for the three months ended September 30, 2008, an increase of approximately $821,000 or 26.81% over the approximately $3.1 million reported for the three months ended September 30, 2007. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of five new branches during 2008 and 2007. For the three months ended September 30, 2007, personnel costs increased by approximately $318,000, or 18.36% to approximately $2.1 million as compared to approximately $1.7 million for the three months ended September 30, 2007.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of approximately $744,000 for income taxes during the three months ended September 30, 2008, compared to a provision for income taxes of approximately $559,000 for the three months ended September 30, 2007. The tax benefit was due to the write down of $1.8 million in Federal Agency Preferred Securities which created a tax benefit of approximately $715,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company reported net income of $63,572 or $.01 per basic share and diluted share for the nine months ended September 30, 2008, as compared with net income of $3,196,660 or $.60 per basic share and $.58 per diluted share for the nine months ended September 30, 2007, a decrease of $3,133,088 or 98.01% in net income. The Company had to write down approximately $1.8 million Federal Agency Preferred Securities due to the action taken by the Federal Government to seize control of Freddie Mac and Fannie Mae, as these shares were purchased during the fourth quarter of 2007. The Company had significant decreases in net interest income in the first nine months of 2008 as compared to the first nine months of 2007. These decreases were due to the Federal Reserve Open Market Committee cutting the federal funds rate 375 basis points since September, 2007. As 57% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate, these interest rate decreases significantly impacted the Company’s loan interest income. The Company has incurred additional noninterest expenses both as a result of growth from period to period, and also as a result of additional hiring and other costs incurred as a result of the branch expansion during 2008 and 2007.

NET INTEREST INCOME

For the nine months ended September 30, 2008, the net interest income of the Bank was approximately $10.5 million compared to approximately $11.7 million for the nine months ended September 30, 2007. The decrease in net interest income can primarily be attributed to the decrease of 375 basis points in the Prime lending rate, as a result of which in which the majority of the Company’s loans repriced immediately, and the higher relative cost of funding loans, due to the fact that the Bank’s deposits were not able to reprice as quickly as the loans.

PROVISION FOR LOAN LOSSES

The Company expensed $634,084 to the provision for loan losses in the first nine months of 2008 as compared to the $385,864 provision for loan losses in the first nine months of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non-performing assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled approximately $1.3 million for the nine months ended September 30, 2008 as compared with approximately $2.6 million for the nine months ended September 30, 2007. The decrease of approximately $1.2 million in total non-interest income for the current quarter was due to the Company write down of approximately $1.8 million in Federal Agency Preferred Securities from action taken by the Federal Government to seize control of Freddie Mac and Fannie Mae, as these shares were purchased during the fourth quarter of 2007. Increases of $689,000 in service charges in deposits accounts due to the addition of high performance checking in the third quarter of 2008, decreases of $92,000 in fees from mortgage origination income from the recent slowdown in the housing market, decreases of $23,000 in financial services income, increases of $120,000 in earnings on bank owned life insurance, decreases of $210,000 on gain of sale assets and increases in other operating income of $166,000 accounted for the additional difference in non-interest income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

NON-INTEREST EXPENSES

Non-interest expenses totaled approximately $11.5 million for the nine months ended September 30, 2008, an increase of approximately $2.6 million or 28.60% over the approximately $9.0 million reported for the nine months ended September 30, 2007. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current year associated with new hires and the opening of five new branches. For the nine months ended September 30, 2008, personnel costs increased by approximately $1.2 million, or 23.97% to approximately $6.2 million as compared to approximately $5.0 million for the nine months ended September 30, 2007. Other expenses totaled approximately $2.7 million for the nine months ended September 30, 2008, an increase of approximately $783,000 or 40.47% over the approximately $1.9 million reported for the nine months ended September 30, 2007. The majority of the increases resulted from the additional expenses associated with the opening of five new branches and the increased marketing expenses due to the addition of high performance checking in the third quarter of 2007 of approximately $152,000.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of approximately $409,000 for income taxes during the nine months ended September 30, 2008 compared to a provision for income taxes of approximately $559,000 for the nine months ended September 30, 2007. The tax benefit was due to the write down of $1.8 million in Federal Agency Preferred Securities which created a tax benefit of approximately $715,000.

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

At September 30, 2008, the liquidity position of the Bank was strong, with short-term liquid assets which consist of cash on hand, federal funds sold and securities with maturities of less than one year total $110,464,346 or 20.57% of total assets as compared to December 31, 2007 total of $112,023,768 or 22.04% of total assets.

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

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the U.S. Treasury will have authority, among other things, to purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As part of that program, the Department of the Treasury will purchase equity interests in a wide variety of eligible banks, thrifts and bank holding companies. Under this program, called the Troubled Asset Relief Program Capital Purchase Program (“TARP”), $250 billion of capital will be made available to U.S. financial institutions through the sale of preferred stock. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by December 5, 2008 and are subject to approval by the Treasury. The program provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Although both the Company and its subsidiary bank meet all applicable regulatory capital requirements and remain well capitalized, the Company will nonetheless evaluate the program to determine if participation would be advantageous for the Company and its common shareholders.

It is not clear at this time what impact the EESA, the TARP, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on our consolidated financial statements, results of operations and liquidity.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On the normal course of business, Waccamaw Bankshares’ subsidiary, Waccamaw Bank, may be named as a party in legal disputes.

Currently, the Bank is a party to a legal proceeding arising out of a contract between Eastwood Homes Coastal Carolina, LLC, a home builder, and Landcraft Management, LLC, a developer. According to the lawsuit filed September 19, 2008, in the United States Bankruptcy Court for the Eastern District of North Carolina, Eastwood claims Landcraft did not act in a forthright manner and breached the terms of the contract. Therefore, Eastwood asserts that certain letters of credit it provided should be nullified and that it should be awarded both actual and punitive damages. The Bank has been named as a party to this suit due to a loan it provided to Landcraft. Although there is no assurance that this matter will be resolved favorably and that the Bank’s financial statements will not be adversely affected, management currently expects that there will be no material adverse effect on its financial condition or results of operations resulting from the resolution of this or any other pending legal proceeding.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

4.1	Indenture

10.1	Amended and Restated Trust Agreement

10.2	Guarantee Agreement

10.3	Employment Agreement of James G. Graham

10.4	Change of Control Agreement

10.5	Executive Supplemental Retirement Plan

10.6	Director Supplemental Retirement Plan

10.7	Director Supplemental Retirement Plan Agreement

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley
Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley
Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: November 14, 2008	By:	/s/David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

4.1	Indenture

10.1	Amended and Restated Trust Agreement

10.2	Guarantee Agreement

10.3	Employment Agreement of James G. Graham

10.4	Change of Control Agreement

10.5	Waccamaw Bankshares, Inc. 2008 Omnibus Stock Ownership and Long Term Incentive Plan

10.6	Amended and Restated Trust Agreement

10.7	Guarantee Agreement

10.8	Supplemental Retirement Plan for Directors

10.9	Change in Control Agreements

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley
Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley
Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)