Form 10-K
period 2008-12-31
WACCAMAW BANKSHARES INC
filed 2009-03-31
CIK 1144686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the NASDAQ Global Select Market on June 30, 2008 was $42,488,115. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of March 20, 2009, the Registrant had outstanding 5,523,549 shares of Common Stock.

Documents Incorporated by Reference.
The Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2008
Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders

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

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997.  The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices, Brunswick County through seven banking offices, New Hanover County through one banking office, Bladen County through one banking office, and Lancaster County, South Carolina through one banking office and Horry County through four banking offices.  As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the Commissioner of Banks and the Federal Reserve.

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

Banking is a highly competitive industry.   The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered.  The Bank encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in the Bank’s market area.  There are 14 offices of 5 other commercial banks operating in Columbus County, 44 offices of 11 other commercial banks operating in Brunswick County, 77 offices of 17 other commercial banks operating in New Hanover County, 8 offices of 5 other commercial banks operating in Bladen County, 8 offices of 4 other commercial banks operating in Lancaster County and 104 offices of 18 other commercial banks operating in Horry County.  In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank.  Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust, interstate and international banking services, that the Company cannot or will not provide.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations there under, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the holding company.  In the case of the Company, under Federal Reserve regulations control will be rebuttable presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities.

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

The Bank

The Company is the holding company for the Bank, which is a North Carolina banking corporation.  Substantially all Company revenues are earned through the operations of the Bank. The Bank is subject to examination and supervision by the Federal Reserve and the North Carolina Commissioner of Banks (the “Commissioner”).  The Federal Reserve monitors the Bank’s compliance with several federal statutes such as the Community Reinvestment Act of 1977 and the Interlocks Act.  The Federal Reserve has broad enforcement authority to prevent the continuance or development of unsafe and unsound banking practices, including the issuance of cease and desist orders and the removal of officers and directors.  The Federal Reserve must approve the establishment of branch offices, conversions, and mergers, assumptions of deposit liabilities between insured and uninsured institutions, and the acquisition or establishment of certain subsidiary corporations.  The Federal Reserve can prevent capital or surplus diminution in such transactions where the deposit accounts of the resulting, continuing or assuring bank are federally insured.

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

The Bank is required to pay deposit insurance assessments set by the FDIC.  Under the current assessment rate schedule, the Bank assessment will range from .05% to .43% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s capital and the FDIC’s supervisory opinion of the Bank’s operations.    The insurance assessments rate may change periodically.  Changes in the assessment rate may have a material effect on the Bank’s operating results.  The FDIC has the authority to terminate deposit insurance.

Under regulations effective January 1, 2007, the Federal Deposit Insurance Corporation adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  Institutions are assessed at annual rates ranging from 5 to 43 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Under a proposal announced by the Federal Deposit Insurance Corporation on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 10 to 45 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share.  The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth).  The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital.

On February 27, 2009 the FDIC voted to amend the restoration of the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk- based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009, payable September 30, 2009. As a result of the special assessment and increased regular assessments the Company projects it will experience an increase in FDIC assessment by approximately $1.0 million from 2008 to 2009. The 20 basis point special assessment represents $928,000 of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

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

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area.  No material portion of deposits has been obtained from a single person or a group of persons.  Management does not believe the loss of any one customer would have a material adverse effect on the business of the Company.

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

Employees

The Company had no compensated employees.  The Bank presently has 148 full-time equivalent employees consisting of 140 full-time employees and 16 part-time employees.

ITEM 1A – RISK FACTORS

Not applicable due to smaller reporting company

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

The Shallotte Smith Street branch is housed in a 3,515 square foot facility that includes one drive-up lane and an ATM. The land and building was purchased at a cost of $2.2 million in September 2007 from BB&T.

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

The Oak Island branch is housed in a 2,490 square foot facility. The land and building was purchased from BB&T at a cost of $1.5 million and has one drive-up lane and an ATM.

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

The Little River branch is housed in a 10,000 square foot facility and has three drive-up lanes and an ATM. The construction was completed in August 2008 at a cost of $2.7 million and the land was purchased for $990,000.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s articles of incorporation authorize it to issue up to 25,000,000 shares of common stock, no par value, of which 5,523,549 shares were issued and outstanding as of March 20, 2009.  The stock is listed on the NASDAQ Global Market under the symbol “WBNK”.

The approximate number of holders of the Company’s shares of common stock as of March 20, 2009 is 1,900.  There were 28,184 shares issued and outstanding of the Company’s Series A convertible preferred stock as of March 20, 2009.

The Board of Directors anticipates that all or substantially all of the Company’s earnings in the foreseeable future will be required for use in the development of the Company’s business.  The payment of future cash dividends will be determined by the Board of Directors and is dependent upon the receipt of dividends from the Bank. To date, the Company has not paid any cash dividends.

The availability of dividends from the Bank is dependant on the Bank’s earnings, financial condition, business projections, and other pertinent factors.  In addition, North Carolina banking law will prohibit the payment of cash dividends if the bank’s surplus is less than 50% of its paid-in capital.  Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

Set forth below are the approximate high and low (bid quotations/sales price), known to the management of the Bank, for each quarter in the last three fiscal years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2008		2007		2006
	High	Low	High	Low	High	Low
First Quarter	$11.00	$9.25	$15.90	$14.00	$17.27	$15.91
Second Quarter	9.99	8.70	14.75	12.91	16.12	14.77
Third Quarter	9.94	6.11	13.86	11.69	16.58	13.81
Fourth Quarter	9.08	5.00	14.00	10.25	16.36	13.75

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

On December 20, 2006, the Company sold 65,111 units, each consisting of one share of the Company’s Series A Preferred Stock and one warrant to purchase one share of common stock at $21.82 per share (adjusted for 11 for 10 stock split in 2007). The units were sold for $17.00 each for an aggregate offering price of $1,006,264. The units were privately placed in accordance with, and in a transaction exempt from registration under the Securities Act of 1933 by, Section 4(2) of the Securities Act, Regulation D and Rule 506 hereunder. The units were sold to 20 individuals or entities, inclusive of accredited and non-accredited investors as those terms are defined by Regulation D.

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

ITEM 6 – SELECTED FINANCIAL DATA

	2008		2007		2006	2005	2004
	(thousands, except share data and ratios)
Summary of Operations:
Interest income	$30,485		$31,637		$25,379	$18,228	$11,450
Interest expense	16,934		16,296		11,226	7,536	3,766
Net interest income	13,551		15,341		14,153	10,692	7,684
Provision for loan losses	2,990		386		1,450	1,370	819
Net interest income after provision
for loan losses	10,561		14,955		12,703	9,322	6,865
Total non-interest income	966		3,443		2,581	2,269	2,445
Total non-interest expense	15,397		12,440		9,422	6,967	5,687
Income (loss) before income taxes	(3,870)		5,958		5,862	4,624	3,623
Income tax (expense) benefit	1,827		(2,049)		(2,210)	(1,589)	(1,209)
Net income (loss)	$(2,043)		$3,909		$3,652	$3,035	$2,414

Per Common Share Data: 1
Basic income (loss) per share	$(.37)		$.73		$.71	$.61	$.49
Diluted income (loss) per share	(.37)		.72		.69	.58	.47
Market Price
High	11.00		15.90		17.27	18.86	24.68
Low	5.00		10.25		13.75	15.68	9.85
Close	5.01		10.50		14.88	16.14	16.36
Book value	5.04		6.44		5.77	4.48	3.99

Selected Average Balances:
Total assets	$539,468		$438,579		$356,675	$302,381	$217,035
Loans, net	376,747		332,451		279,625	238,579	168,757
Securities	105,819		65,454		46,561	31,257	29,068
Interest-earning assets	490,883		404,329		331,713	284,320	200,982
Deposits	415,711		354,512		298,324	252,994	169,162
Interest-bearing liabilities	469,829		366,266		295,596	256,492	179,696
Stockholders’ equity	33,460		33,501		25,945	20,254	17,941

Selected Year-End Balance Sheet Data:
Total assets	$537,450		$508,368		$399,581	$322,792	$258,412
Loans, net	378,883		355,138		312,253	257,575	206,666
Securities	91,535		102,644		52,986	35,214	30,232
Interest-earning assets	495,218		458,695		374,047	306,987	247,432
Deposits	418,580		378,179		327,352	271,035	207,642
Interest-bearing liabilities	471,122		437,207		315,346	273,171	218,592
Stockholders’ equity	27,844		35,023		31,703	22,499	19,899

Selected Performance Ratios:
Return on average assets	(.38	) %	.89%		1.02%	1.00%	1.11%
Return on average equity	(6.11	) %	11.67%		14.07%	14.98%	13.46%
Net interest margin	2.76%		3.79%		4.27%	3.76%	3.82%

Asset Quality Ratios:
Nonperforming loans to period-end loans	4.67%		1.24%		.49%	80%	1.16%
Allowance for loan losses to period-end loans	1.86%		1.49%		1.54%	1.50%	1.33%
Net loan charge-offs to average loans	.32%		(.03	) %	.20%	.09%	0.15%
Capital Ratios:
Total risk-based capital	11.68%		10.88%		11.82%	12.36%	13.64%
Tier 1 risk-based capital	9.76%		9.63%		10.57%	11.11%	10.53%
Leverage ratio	8.00%		8.70%		9.61%	9.37%	9.44%
Equity to assets ratio	5.18%		6.89%		7.93%	6.97%	7.70%

Capital Ratios:
Number of banking offices	17		16		11	8	6
Number of full time equivalent employees	148		150		109	85	73

[1]	Adjusted for the effects of 6 for 5 stock splits in 2004, 2 for 1 stock split in 2004 and 11 for 10 stock split in 2007.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference to the Company’s 2008 annual report to stockholders.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company’s primary market risk is interest rate risk, which is the result of differing maturities or re-pricing intervals of interest-earning assets and interest-bearing liabilities with the goals of minimizing interest rate fluctuations in its net interest income. The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk.

The Company’s Asset/Liability Committee (“ALCO”) meets on a monthly basis in order to assess interest rate risk, liquidity, capital and overall balance sheet management through rate shock analysis measuring various interest rate scenarios over the future 12 months. Through ALCO, the Company is able to determine fluctuations to net interest income from changes in the Prime lending rate of up to 300 basis points up or down during a 12-month period. ALCO also reviews policies and procedures related to funds management and interest rate risk based on local, national and global economic conditions along with funding strategies and balance sheet management to minimize the potential impact of earnings and liquidity from interest rate movements.

The following table presents information about the contractual maturities, average interest rates and estimated fair values of the Company’s financial instruments that are considered market risk sensitive.

Expected Maturities of Market Sensitive Instruments Held at December 31, 2008
($ in thousands)

						Average	Estimated
	1-3	4-12	13-60	Over 60		Interest	Fair
	Months	Months	Months	Months	Total	Rate	Value
Earning Assets:
Loans	$160,464	$47,818	$126,100	$51,689	$386,071	6.39%	$388,586
Investments	1,153	2,030	1,130	87,222	91,535	5.98%	91,535
Federal funds sold	4,281	-	-	-	4,281	1.11%	4,281
Deposits with banks	2,685	-	-	-	2,685	1.60%	2,685
Total	168,583	49,848	127,230	138,911	484,572	6.21%	487,087

Interest-bearing liabilities:
Demand accounts	31,567	-	-	-	31,567	.61%	31,567
Savings and money market	82,459	-	-	-	82,459	2.41%	82,459
Time deposits	90,235	135,017	40,818	2,325	268,395	4.16%	268,482
Repurchase agreements and Purchased funds	3,830	-	20,000	-	23,830	3.28%	23,830
Short-term borrowings	6,000	-	-	-	6,000	4.33%	6,000
Long-term debt	-	-	33,500	13,000	46,500	3.72%	43,867
Subordinated debentures	12,372	-	-	-	12,372	6.31%	7,793
Total	$226,463	$135,017	$94,318	$15,325	$471,123	3.60%	$463,998

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and the Report of independent registered public accounting firm set forth on pages 14 through 46 of the Company’s 2008 Annual Report to Stockholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of December 31, 2008 and 2007

2.	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

3.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

5.	Notes to Consolidated Financial Statements

6.	Report of Independent Registered Public Accounting Firm

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in our internal control over financial reporting that existed as of year-end 2008, as more fully described below in “Management’s Annual Report on Internal Control over Financial Reporting.” Solely as a result of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in enabling us to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act. Nonetheless, this material weakness identified as of year end 2008 did not result in a material misstatement of any of the Company’s financial statements, including the annual and interim financial statements for 2008.

In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management, including our Chief Executive Officer and Chief Financial Officer, is taking remedial measures to address this material weakness, as described below in “Management’s Annual Report on Internal Control over Financial Reporting.” We anticipate completion of our implementation of such remedial measures prior to the time of our next periodic filing.

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Waccamaw Bankshares, Inc. and Subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. As of December 31, 2008, the Company determined that its process for determining and reporting the fair value of certain investment securities available for sale, as well as its process for effectively analyzing certain securities for other than temporary impairment, resulted in a material weakness. This material weakness was the result of not identifying securities that were being carried at par rather than fair value, coupled with a lack of proper documentation and analysis in conjunction with our other than temporary impairment evaluation for certain securities. While the fair value of our investment securities and our conclusions as to other than temporary impairment are materially correct as reported at December 31, 2008, this material weakness, if not detected and corrected, could have impacted these determinations in the future periods.

The Company is taking steps to remediate the material weakness, including designing and implementing additional control procedures to ensure that the Company’s determination of investment fair value is performed as necessary and to properly document and evaluate other than temporary impairment as necessary.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, pages 4-9, 13-14 and 19-20.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to its directors and to all of its executive officers, including without limitation its principal executive officer and principal financial officer.  A copy of the Company’s Code of Ethics is provided at the Company’s website: www.waccamawbank.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, pages 10-18.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, pages 3-4.

Set forth below is certain information regarding the Company’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	329,489	$14.64	679,473

Equity compensation plans not approved by security holders	None	None	None

Total	329,489	$14.64	679,473

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, pages 6 and 9.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, page 19.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate**

10.1	Employment Agreement of James G. Graham***

10.2	Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3	Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

13	Annual Report to Stockholders (Filed herewith)

21	Subsidiaries of Registrant (Filed herewith)

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Elliott Davis, PLLC

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement****

*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8-K12g3, as filed with the Commission on July 1, 2001.

**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.

****	Filed with the Commission pursuant to Rule 14a-6.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

March 31, 2009	/s/ James G. Graham

Date	James G. Graham
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham
	President and	March 31, 2009
James G. Graham	Chief Executive Officer

/s/ Neil C. Bender, II
	Director	March 31, 2009
Neil C. Bender

/s/ M. B. “Bo” Biggs
	Director	March 31, 2009
M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis
	Director	March 31, 2009
Dr. Maudie M. Davis

/s/ Monroe Enzor, III
	Director	March 31, 2009
Monroe Enzor, III

/s/ James E. Hill, Jr.
	Director	March 31, 2009
James E. Hill, Jr.

/s/ Alan W. Thompson
	Director, Chairman	March 31, 2009
Alan W. Thompson	of the Board

/s/ Dale Ward
	Director	March 31, 2009
Dale Ward

/s/ J. Densil Worthington
	Director	March 31, 2009
J. Densil Worthington

/s/ Brian Campbell
	Director	March 31, 2009
Brian Campbell

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate**

10.1	Employment Agreement of James G. Graham***

10.2	Waccamaw Bank 1998 Incentive Stock Option Plan***

10.3	Waccamaw Bank 1998 Nonstatutory Stock Option Plan***

13	Annual Report to Stockholders (Filed herewith)

21	Subsidiaries of Registrant (Filed herewith)

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Elliott Davis, PLLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement***

*	Incorporated by reference from exhibits 3(i) and 3(ii) to Registrant’s Current Report on Form 8-K12g3, as filed with the Commission on July 1, 2001.

**	Incorporated by reference from exhibit 4.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

***	Incorporated by reference from Exhibits 10.2, 10.3 and 10.4 to Annual Report on Form 10-KSB of Waccamaw Bank, as filed with the FDIC.

****	Filed with the Commission pursuant to Rule 14a-6.

INTRODUCTION

Table of Contents

Introduction	1

Statement of Mission	2

Significant Trends	3

Financial Highlights	4

Shareholder Letter	5-6

Consolidated Balance Sheets	7

Consolidated Statements of Income	8

Consolidated Statements of Changes in Stockholders' Equity	9

Consolidated Statements of Cash Flows	10-11

Notes to Consolidated Financial Statements	12

Report of Independent Registered Public Accounting Firms	41-42

Management’s Discussion and Analysis	43

Stockholder Information	62

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
• to care for a quality staff that supports this mission.

Significant Trends

Financial Highlights Summary1

	2008	2007	2006	2005	2004
Summary of Operations

Interest income	$30,485	$31,637	$25,379	$18,228	$11,450
Interest expense	(16,934)	(16,296)	(11,226)	(7,536)	(3,766)
Net interest income	13,551	15,341	14,153	10,692	7,684

Provision for loan losses	(2,990)	(386)	(1,450)	(1,370)	(819)
Other income	966	3,443	2,581	2,269	2,445
Other expense	(15,397)	(12,440)	(9,422)	(6,967)	(5,687)
Income tax (expense) benefit	1,827	(2,049)	(2,210)	(1,589)	(1,209)
Net income (loss)	$(2,043)	$3,909	$3,652	$3,035	$2,414

Per Share Data[2]

Basic income (loss) per share	$(.37)	$.73	$.71	$.61	$.49
Diluted income (loss) per share	(.37)	.72	.69	.58	.47
Book value	5.04	6.44	5.77	4.48	3.99

Average Balance Sheet Summary

Loans, net	$376,747	$332,451	$279,625	$238,579	$168,757
Securities	105,819	65,454	46,561	31,257	29,068
Total assets	539,468	438,579	356,675	302,381	217,035
Deposits	415,711	354,512	298,324	252,994	169,162
Stockholders’ equity	33,460	33,501	25,945	20,254	17,941

Selected Ratios

Average equity to average assets	6.20%	7.64%	7.27%	6.70%	8.27%
Return on average assets	(.38)%	.89%	1.02%	1.00%	1.11%
Return on average equity	(6.11)%	11.67%	14.07%	14.98%	13.46%

[1]	In thousands of dollars, except per share data.
[2]	Adjusted for the effects of 6 for 5 stock split in 2004, 2 for 1 stock split in 2004 and 11 for 10 stock split in 2007.

Shareholder Letter

Dear Shareholders, Clients, and Friends:

To state that the year of 2008 will long be remembered is certainly an understatement.  This past year was as one of the most unprecedented years of economic turmoil in the lifetime of most active Americans. Our nation has witnessed economic events which would have been unthinkable only twelve months prior with some of the best known financial companies in America ceasing to exist as independent entities.  Therefore, the financial results reported herein deviate from our nine year record of consecutive annual increases in profitability. While our financial results compare favorably to some banks in our trade area, Waccamaw Bankshares is reporting a net loss for the year. Despite these economic issues Waccamaw Bankshares, Inc., and its subsidiary Waccamaw Bank, remain quite sound and well capitalized as we look forward to putting the turmoil of 2008 behind us.

At year end, our total assets stood at $537 million and the Company is reporting an after tax net loss of $2,043,030. The Federal Government placed the Federal National Mortgage Association (Fannie Mae-FNMA), a Government Sponsored Enterprise (GSE), into conservatorship on September 7, 2008. Waccamaw owned $2 million of FNMA’s Securities, and therefore, the entire investment was considered impaired by accounting standards and was written off.  Yet as of December 31, 2008, the Federal National Mortgage Association had not drawn upon one penny of the “rescue” line of credit established to “save” this Government Sponsored Enterprise.  At year end another $1,383,688 of trust preferred investment securities was considered impaired due to the market value being lower than book value or Waccamaw Bank’s purchase price for a period of time and was written off as well.  While recovery of all principle is possible, this action is the recognition of “Mark to Market Accounting” (MTM) standards and as a result, we will attempt to illustrate the impact of MTM for your understanding.  For example, you decide to sell your house and set a price at the same time your neighbor decided to sell their home.  After a period of time when no buyers were in the market, so under Mark to Market Accounting, the value of your home is zero.  Does this seem logical?  If you answered no, you now understand Mark to Market Accounting.

During the year, the bank expensed $2.9 million for provisional loan losses and believes the risks in the bank’s portfolio have been adequately addressed. We remain diligent in maintaining a strong credit quality as possible during these difficult times. During the year, America experienced historic interest rate reductions with prime rate falling from 7.25% to 3.25% during the year.  Quite simply, our cost of funds could not be reduced quickly enough to maintain an adequate interest rate spread between the rates we charged on our loans and the cost of our deposits, therefore, the bank’s net interest margin suffered.

The five new offices which opened in 2007 and our newest office located in Little River, South Carolina which opened in 2008, are progressing toward profitability. However, profitability was not possible for any of these offices given the economic challenges of the year. Although these offices operated at a loss in 2008, we remained convinced that these offices will provide significant earnings performance in the years to come.
An expense reduction effort began in early 2008 and continued throughout the year reflecting the lower than anticipated business volume in our market.  No incentive pay was received by any officer level staff as a result of 2008 performance, executive pay was reduced, and director fees were eliminated during the year just to mention a few of the expense reductions.  Further this effort will continue into 2009 and significant results will be achieved.

Waccamaw is very pleased to report other meaningful issues that will be reflected in the 2009 performance.  Obvious to all, interest rates are no longer falling and our cost of funds are improving daily as rates paid on interest bearing accounts fall and deposits are renewed at increasingly lower rates.  Also many of our floating rate loans have now reached their minimum rate level and our net interest margin is now improving.  One of the most significant events during the year was the results gained through the bank’s High Performance Checking (HPC) initiative which began in September of 2007. High Performance Checking has been a tremendous success since its inception with service charge income increasing nearly 60% as the bank increased the number of checking accounts by 22%. Waccamaw has gained a business relationship with nearly 3,500 households as a result.  This initiative has created an opportunity to build long lasting relationships to benefit the bank for many years to come.

During the third quarter, Waccamaw Bank and Waccamaw Bankshares increased regulatory capital by $8 million through a series of non-dilutive capital offerings which provided an advantageous cost of capital to support the bank’s growth.  Since these offerings were accomplished, the bank’s capital base is significantly stronger without selling additional shares of stock and diluting the earnings base of our shareholders.  We have positioned the bank to withstand the current economic challenges and to take advantage of the opportunities that lie ahead as economic conditions improve.

Shareholder Letter

As mentioned earlier, the bank's seventeenth office was opened on U.S. 17 North in Little River, South Carolina during August with a robust welcome from the community. This office experienced one of the best openings our bank has enjoyed in many years and we are pleased with the initial response of the Little River community. Waccamaw now operates five South Carolina offices with four in fast growing Horry County and one in Lancaster County southeast of Charlotte.  This new office provides a location to connect our seven office locations in Brunswick with our South Carolina offices while making our services more convenient for those clients in the Highway 90 and Highway 9 corridors connecting with Tabor City.

Our company has invested heavily in our branch structure and has built a franchise unlike any other of our community bank competitors.  The strategic value of our expansion was not anticipated to result in increased profitability in the short term or in anticipation of the economic situation we now find ourselves.  These new offices are located in some of the fastest growing areas of our nation and profits from these offices will benefit this bank for many years to come.

We look forward to 2009 with optimism as our new offices become stronger, the interest rate environment stabilizes, and our nation works though the current recession.  Our staff is well positioned, well trained, and focused on delivering the highest quality service of any bank in our market.  Our bank remains well capitalized and financially strong and is an active lender in the communities we serve. It is with these facts in mind, we look forward to presenting improved financial performance to you in the years to come.

Sincerely,

James G. Graham	Alan W. Thompson
President and Chief Executive Officer	Chairman of the Board

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$8,947,752	$11,809,251
Interest-bearing deposits with banks	2,684,741	912,195
Total cash and cash equivalents	11,632,493	12,721,446

Federal funds sold	4,281,000	-
Investment securities, available for sale	87,402,799	99,302,322
Restricted equity securities	4,131,906	3,342,006
Loans, net of allowance for loan losses of $7,187,981 in 2008 and $5,385,782 in 2007	378,882,889	355,138,167
Property and equipment, net	17,597,502	14,537,739
Goodwill	2,727,152	2,727,152
Intangible assets, net	416,194	673,374
Accrued income	2,448,477	2,939,264
Bank owned life insurance	17,834,763	11,777,361
Other assets	10,095,259	5,209,088
Total assets	$537,450,434	$508,367,919

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits	$36,159,809	$32,371,173
Interest-bearing deposits	382,420,080	345,808,162
Total deposits	418,579,889	378,179,335

Securities sold under agreements to repurchase	23,830,000	29,222,000
Federal funds purchased	-	15,429,300
Other short-term borrowings	10,000,000	13,000,000
Long-term debt	42,500,000	25,500,000
Junior subordinated debentures	12,372,000	8,248,000
Accrued interest payable	1,328,976	2,125,673
Other liabilities	995,414	1,640,470
Total liabilities	509,606,279	473,344,778

Commitments and contingencies

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized;
28,184 and 48,178 issued and outstanding at December 31, 2008 and 2007, respectively	464,476	793,967
Common stock, no par; 25,000,000 shares authorized;
5,523,549 and 5,434,770 shares issued and outstanding at December 31, 2008 and 2007, respectively	24,591,884	23,785,199
Retained earnings	8,907,591	11,124,589
Accumulated other comprehensive loss	(6,119,796)	(680,614)
Total stockholders’ equity	27,844,155	35,023,141
Total liabilities and stockholders’ equity	$537,450,434	$508,367,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Interest income
Loans and fees on loans	$24,056,784	$27,492,792	$22,584,611
Investment securities, taxable	5,612,932	3,231,060	2,195,843
Investment securities, nontaxable	714,011	574,181	330,656
Federal funds sold	69,850	289,740	226,152
Deposits with banks	31,745	48,892	42,205
Total interest income	30,485,322	31,636,665	25,379,467

Interest expense
Deposits	13,502,304	13,669,795	9,488,101
Federal funds purchased and securities sold under agreements to repurchase	1,103,935	468,792	225,725
Other borrowed funds	2,328,430	2,157,460	1,512,314
Total interest expense	16,934,669	16,296,047	11,226,140
Net interest income	13,550,653	15,340,618	14,153,327

Provision for loan losses	2,990,096	385,864	1,450,000
Net interest income after provision for loan losses	10,560,557	14,954,754	12,703,327

Noninterest income
Service charges on deposit accounts	2,115,172	1,325,296	1,100,378
ATM and check cashing fees	755,029	537,750	438,538
Mortgage origination income	352,929	467,089	373,726
Income from financial services	264,201	304,383	289,958
Earnings on bank owned life insurance	547,952	390,160	239,998
Net realized (losses) gains on sale or maturity of investment securities	98,207	246,128	(890)
Impairment on investment securities available for sale	(3,348,460)	-	-
Net realized gains on sale of interest in mortgage banking investee	-	-	44,094
Other operating income	181,442	172,344	95,368
Total noninterest income	966,472	3,443,150	2,581,170

Noninterest expense
Salaries and employee benefits	8,196,516	6,856,453	5,274,052
Occupancy and equipment	2,012,137	1,513,300	1,105,461
Data processing	1,306,998	1,000,694	809,187
Advertising	705,462	593,279	308,423
Regulatory agency expense	389,327	264,869	62,877
Professional services	489,537	315,358	292,866
Other expense	2,297,312	1,896,262	1,569,229
Total noninterest expense	15,397,289	12,440,215	9,422,095
Income (loss) before income taxes	(3,870,260)	5,957,689	5,862,402

Income tax expense (benefit)	(1,827,230)	2,048,741	2,210,386
Net income (loss)	$(2,043,030)	$3,908,948	$3,652,016

Basic income (loss) per share	$(.37)	$.73	$.71
Diluted income (loss) per share	$(.37)	$.72	$.69
Weighted average common shares outstanding	5,490,982	5,365,617	5,127,107
Weighted average dilutive common shares outstanding	5,490,982	5,463,633	5,319,464

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

December 31, 2005	$-	$13,256,961	$9,564,875	$(323,192)	$22,498,644

Comprehensive income
Net income	-	-	3,652,016	-	3,652,016
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $245,728	-	-	-	477,001	477,001
Reclassification adjustment, net of income taxes of $303	-	-	-	587	587
Total comprehensive income					4,129,604

Issuance of common stock	-	3,582,019	-	-	3,582,019
Issuance of preferred stock	1,006,264	-	-	-	1,006,264
Stock based compensation	-	88,063	-	-	88,063
Exercise of stock options	-	255,654	-	-	255,654
Excess tax benefits from stock-based compensation	-	201,151	-	-	201,151
Stock issuance costs	(13,152)	(45,617)	-	-	(58,769)
December 31, 2006	993,112	17,338,231	13,216,891	154,396	31,702,630

Comprehensive income
Net income	-	-	3,908,948	-	3,908,948
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of ($346,473)	-	-	-	(672,565)	(672,565)
Reclassification adjustment, net of income taxes of ($83,683)	-	-	-	(162,445)	(162,445)
Total comprehensive income					3,073,938

Effect of 10% common stock dividend	-	5,921,341	(5,921,341)	-	-
Effect of 10% preferred stock dividend	79,909	-	(79,909)	-	-
Stock based compensation	-	98,729	-	-	98,729
Exercise of stock options	-	97,979	-	-	97,979
Excess tax benefits from stock-based compensation	-	60,029	-	-	60,029
Conversion of preferred stock to common stock	(279,054)	279,054	-	-	-
Redemption of fractional shares	-	(10,164)	-	-	(10,164)
December 31, 2007	793,967	23,785,199	11,124,589	(680,614)	35,023,141
Adoption of EITF 06-4	-	-	(173,968)	-	(173,968)
Comprehensive loss
Net loss	-	-	(2,043,030)	-	(2,043,030)
Net change in unrealized loss on investment securities available for sale, net of income taxes of ($2,714,873)	-	-	-	(7,438,637)	(7,438,637)
Reclassification adjustment of impairment in investments securities available for sale, net of income taxes of $1,290,965	-	-	-	2,057,495	2,057,495
Reclassification adjustment of gain recognized in net of income taxes of ($40,167)	-	-	-	(58,040)	(58,040)
Total comprehensive loss	)				(5,438,182)

Stock based compensation	-	127,409	-	-	127,409
Exercise of stock options	-	165,774	-	-	165,774
Excess tax benefits from stock-based compensation	-	184,011	-	-	184,011
Conversion of preferred stock to common stock	(329,491)	329,491	-	-	-
December 31, 2008	$464,476	$24,591,884	$8,907,591	$(6,119,796)	$27,844,155

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(2,043,030)	$3,908,948	$3,652,016
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,011,671	800,845	630,247
Stock-based compensation	127,409	98,729	88,063
Provision for loan losses	2,990,096	385,864	1,450,000
Amortization of unearned (discounts) premiums on investments, net	(19,032)	31,555	72,027
(Gain) loss on sale of investment securities	(98,207)	(246,128)	890
Gain on sale of investment in mortgage banking investee	-	-	(44,094)
Impairment of investment securities	3,348,460	-	-
Income from bank owned life insurance	(547,952)	(358,231)	(210,201)
Deferred taxes	(1,881,102)	(215,944)	(307,088)
Changes in assets and liabilities:
Accrued income	490,787	(312,244)	(984,604)
Other assets	559,531	(1,195,987)	(581,964)
Accrued interest payable	(796,697)	713,373	331,924
Other liabilities	(819,024)	(316,126)	1,278,502
Net cash provided by operating activities	2,322,910	3,294,654	5,375,718

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(4,281,000)	2,598,000	5,683,000
Purchases of investment securities	(38,148,849)	(73,818,059)	(15,946,980)
Maturities of investment securities	2,927,227	6,061,233	5,877,244
Net increase in loans	(27,373,415)	(43,270,841)	(51,516,853)
Proceeds from sales of investment securities	34,858,839	17,048,272	1,155,000
Investment in bank owned life insurance	(5,509,450)	(6,000,000)	-
Purchases of property and equipment	(3,814,254)	(8,382,268)	(3,359,954)
Proceeds from sale of other real estate	-	-	82,475
Acquisition of The Bank of Heath Springs	-	-	(1,627,132)
Net cash used in investing activities	(41,340,902)	(105,763,663)	(59,653,200)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	3,788,636	(16,792,124)	19,792,936
Net increase in interest-bearing deposits	36,611,918	67,619,692	22,135,837
Net increase (decrease) in securities sold under agreements to repurchase	(5,392,000)	23,812,000	2,674,000
Net increase (decrease) in federal funds purchased	(15,429,300)	15,429,300	-
Net increase in junior subordinated debentures	4,000,000	-	-
Net increase (decrease) in short-term borrowings	(7,000,000)	13,000,000	(10,000,000)
Net proceeds from long-term debt	21,000,000	2,000,000	17,000,000
Proceeds from issuance of common stock	165,774	97,979	3,837,673
Proceeds from issuance of preferred stock	-	-	1,006,264
Benefit of non-qualified stock option exercise	184,011	60,029	201,151
Stock issuance costs and redemption of fractional shares	-	(10,164)	(58,769)
Net cash provided by financing activities	37,929,039	105,216,712	56,589,092
Increase (decrease) in cash and cash equivalents	(1,088,953)	2,747,703	2,311,610

Cash and cash equivalents, beginning	12,721,446	9,973,743	7,662,133
Cash and cash equivalents, ending	$11,632,493	$12,721,446	$9,973,743

Supplemental disclosure of cash flow information
Interest paid	$17,731,365	$15,582,674	$10,879,836
Taxes paid	$133,750	$2,099,800	$2,505,414

Supplemental disclosure of noncash activities
Real estate acquired in settlement of loans	$638,597	$301,824	$68,146
Issuance of stock in exchange for exercised stock options and stock already outstanding	$-	$271,101	$-
10% common stock dividend	$-	$5,921,341	$-
10% preferred stock dividend	$-	$79,909	$-

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flow, continued
For the years ended December 31, 2008, 2007 and 2006

Schedule of noncash investing transactions related to acquisition

	2008	2007	2006

Acquisition of The Bank of Heath Springs
Assets acquired
Investment securities	$-	$-	$8,206,775
Loans, net of allowance for loan losses $45,942	-	-	4,516,371
Property and equipment, net	-	-	302,351
Other assets	-	-	37,939
Goodwill	-	-	2,665,602
Core deposit intangible	-	-	300,000
	-	-	16,029,038

Liabilities assumed
Deposits	-	-	14,387,526
Other liabilities	-	-	14,380
	-	-	14,401,906
Net noncash assets acquired	$-	$-	$1,627,132

Payment for net assets acquired
Cash paid at closing	$-	$-	$8,000,000
Less cash acquired at closing	-	-	6,372,868
Net cash paid	-	-	1,627,132
Notes issued to stockholders of acquired corporation	-	-	-
Stock issued to stockholders of acquired corporation	-	-	-
	$-	$-	$1,627,132

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

Critical Accounting Policies

We believe our policies with respect to the methodology for our determination of the allowance for loan losses, investment impairment charges, goodwill impairment and asset impairment judgments, including the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the determination of other than temporarily impairment on investment securities, the valuation of deferred tax assets and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

The Bank’s loan portfolio consists primarily of loans in its market area.  Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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
For the years ended December 31, 2008, 2007 and 2006

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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
For the years ended December 31, 2008, 2007 and 2006

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Property and Equipment

Land is carried at cost.  Buildings, furniture and equipment, automobiles, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years

Leasehold improvements	5-30
Automobile	5
Furniture and equipment	3-10
Buildings	10-40

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill is assessed at least annually for impairment.  No impairment charges were necessary for the years presented.

Fair value of the reporting unit in 2008 was determined using a discounted cash flow model with estimated cash flows based on internal forecasts of net income. Our goodwill impairment testing for 2008, which was updated at December 31, 2008 as a result of the recent decline in our common stock price and net earnings, indicated that our goodwill was not impaired. As a result of the recent decline in our stock price and operating results, the excess of the fair value over carrying value narrowed in our assessment. If our stock price continues to decline, and if the Company does not produce anticipated cash flows, our goodwill may be impaired in the future.

Intangible Assets

Intangible assets consist primarily of purchased core deposit intangible assets and are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  The Company evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.  Intangible assets are currently being amortized over estimated useful lives of 10 years.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  Foreclosed assets are included in other assets on the balance sheet.

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
For the years ended December 31, 2008, 2007 and 2006

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

Advertising Expense

The Company expenses advertising costs as they are incurred.  Advertising expense for the years ended December 31, 2008, 2007, and 2006 was approximately $705,000, $593,000 and $308,000, respectively.

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

In 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investments by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are currently reported as separate components of stockholders’ equity rather than as income or expense. The Company’s sole component of accumulated other comprehensive income is unrealized losses on investment securities available for sale.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common stock equivalents. Potential common stock equivalents include the Company’s Series A convertible preferred stock and related outstanding warrants and shares associated with stock-based compensation. Due to the net loss in 2008, dilutive common stock equivalents have been excluded from the computation of dilutive earnings per share as the result would be anti-dilutive.

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce the risk attributed to a particular exposure, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. In December 2007, the Bank entered into to structured repo obligation with Barclays Capital, Inc. in the amount of $20 million. Within the structured repo are embedded derivatives which will not have a material effect on the results of operations.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and /or disclosure of financial information by the Company.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have an effect on the Company’s financial statements.

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

In December 2007, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), Business Combinations, ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, ("FSP EITF 99-20-1") was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment (OTTI) was determined by using either EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, ("EITF 99-20") or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of OTTI, the Staff Position amends EITF 99-20 to determine any OTTI based on the guidance in SFAS 115, allowing management to use more judgment in determining any OTTI. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company's security portfolio and evaluated the portfolio for any OTTI as discussed in Note 4.

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

The acquisition was accounted for as a purchase transaction and accordingly the results of operations attributable to the acquired company are included in our consolidated financial statements only from the date of acquisition.  The excess of purchase price over fair value of net tangible and identified intangible assets acquired will be evaluated annually for impairment and written down as those values become impaired.  Identified intangible assets will be amortized over their expected useful life.  The acquisition is summarized as follows:

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 3.  Restrictions on Cash

To comply with banking regulation, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,127,000 and $2,343,000 for the period including December 31, 2008 and 2007, respectively.

Note 4.  Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  The amortized cost of securities (all available for sale) and their approximate fair values follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2008
Government sponsored enterprises
(FHLB, FHLMC, FNMA and FFCB)	$10,500,000	$106,465	$-	$10,606,465
Mortgage backed securities	40,090,699	824,260	4,582	40,910,377
Corporate securities	7,318,842	19,675	1,989,834	5,348,683
Equity securities	52,800	-	-	52,800
Single issue trust preferred securities	21,565,751	165,199	6,157,683	15,573,267
Pooled trust preferred securities	570,058	-	430,384	139,674
Municipal securities	16,577,067	12,741	1,818,275	14,771,533
	$96,675,217	$1,128,340	$10,400,758	$87,402,799

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2007
Government sponsored enterprises
(FHLB, FHLMC, FNMA and FFCB)	$15,448,159	$172,693	$-	$15,620,852
Mortgage backed securities	40,691,655	110,691	187,341	40,615,005
Corporate securities, single issues trust
preferred securities, pooled trust
preferred securities	27,502,810	287,451	735,161	27,055,100
Municipal securities	16,690,931	17,081	696,647	16,011,365
	$100,333,555	$587,916	$1,619,149	$99,302,322

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

Investment securities with market values of $48,947,717 and $54,160,471 at December 31, 2008 and 2007, respectively were pledged as collateral on public deposits and for other banking purposes as required or permitted by law.  Gross realized gains and losses resulting from the sale of securities for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Realized gains	$137,477	$269,709	$-
Realized losses	(39,270)	(23,581)	(890)
	$98,207	$246,128	$(890)

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 4.  Investment Securities, continued

The scheduled contractual maturities of securities (all available for sale) at December 31, 2008 are as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$3,213,907	$3,183,493
Due in one through five years	2,575,000	1,130,068
Due in five through ten years	4,502,600	4,600,165
Due after ten years	86,383,710	78,489,073
	$96,675,217	$87,402,799

The following tables detail unrealized losses and related fair values in the Bank’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and December 31, 2007.

December 31, 2008	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises
(FHLB, FHLMC and FFCB)	$-	$-	$-	$-	$-	$-
Mortgage backed securities	230,539	(3,626)	26,554	(956)	257,093	(4,582)
Corporate securities	3,268,382	(527,020)	1,037,069	(1,462,814)	4,305,451	(1,989,834)
Single issue trust preferred securities	12,424,063	(6,056,874)	904,060	(100,808)	13,328,123	(6,157,683)
Pooled trust preferred securities	-	-	139,674	(430,384)	139,674	(430,384)
Municipal securities	8,046,371	(625,298)	5,162,622	(1,192,977)	13,208,993	(1,818,275)
Total temporarily impaired securities	$23,969,355	$(7,212,818)	$7,269,979	$(3,187,939)	$31,292,133	$(10,400,758)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow any anticipated recovery in fair value. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary; either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank’s regulatory capital requirements. The Bank has invested in trust preferred securities and management is closely monitoring these securities. Write-downs as of December 31, 2008 included a single issue trust preferred security of $339,013, a pooled trust preferred security of $1,044,675 and FNMA Preferred Stock of $1,964,772.

Unrealized losses associated with the investment securities portfolio total $10.4 million. Of that amount, $3.2 million has existed for a period of twelve consecutive months or longer. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The unrealized losses in the municipal securities portfolio are due to widening credit spreads in the municipal securities market and are the result of concerns about the bond insurers associated with these securities. This portfolio segment is not experiencing any credit problems at December 31, 2008 as the Company believes that all contractual cash flows will be received on this portfolio.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 4.  Investment Securities, continued

Prices in the two pooled trust preferred securities portfolio continue to decline due to illiquidity and reduced demand for these securities. After cash flow testing of these securities using default and loss assumptions derived from a third party credit source with expertise in bank credit quality, one security failed the model’s projected cash flow test. During 2008, the Company recognized that a pooled trust preferred security was other-than-temporarily impaired and, accordingly, this security has been written down to the fair value. The pooled trust preferred securities portfolio was written down by $1,044,000 during 2008. Additionally, there has been no primary issuance and little secondary market trading for these types of securities. At December 31, 2008, the Company believes that the credit quality of the remaining pooled trust preferred security remains adequate to absorb further economic declines as they are current as to interest and principal payments.

The single-issue securities are trust-preferred issuances from some of the largest banks in the nation and had a total market value of approximately $15.7 million as of December 31, 2008, compared with their adjusted cost basis of approximately $21.6 million. Management does not believe any individual unrealized loss as of December 31, 2008, represents other-than-temporary impairment. The Company has the ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes that portions of the change in value are attributable to changes in market interest rates and the current state of illiquidity within the market for securitized assets.

Note 5.  Loans Receivable

The major components of loans in the balance sheets at December 31 are as follows:

	2008	2007
	In thousands

Commercial	$42,958	$43,617
Real estate:
Construction and land development	125,878	121,760
Residential, 1-4 families	83,734	75,671
Residential, 5 or more families	11,802	3,670
Farmland	3,343	3,806
Nonfarm, nonresidential	98,438	93,222
Agricultural	654	671
Consumer	17,217	13,950
Other	2,432	4,610
	386,456	360,977

Deferred loan fees, net of costs	(385)	(453)
Allowance for loan losses	(7,188)	(5,386)
	$378,883	$355,138

Approximately $30,000,000 in 1-4 family residential loans, $43,000,000 in commercial real estate loans and $23,000,000 in home equity line of credit loans were pledged as collateral securing Federal Home Loan Bank advances included in long-term debt at December 31, 2008.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 6.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:
	2008	2007	2006

Balance, beginning	$5,385,782	$4,885,992	$3,939,002

Provision charged to expense	2,990,096	385,864	1,450,000
Allowance acquired in purchase transaction	-	-	45,942
Recoveries of amounts charged off	11,150	401,717	36,247
Amounts charged off	(1,199,047)	(287,791)	(585,199)
Balance, ending	$7,187,981	$5,385,782	$4,885,992

	2008	2007

Impaired loans without a valuation allowance	$2,384,963	$2,504,192
Impaired loans with a valuation allowance	22,844,795	-
Total impaired loans	$25,229,758	$2,504,192

Valuation allowance related to impaired loans	$3,586,786	$-

Total nonaccrual loans	$15,633,308	$1,534,208
Total loans past due ninety days or more and still accruing interest	$1,451,040	$2,608,432

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the last three years (all approximate) is summarized below:

	2008	2007	2006

Average investment in impaired loans	$7,356,217	$927,305	$1,016,932
Interest income recognized on impaired loans	$1,109,854	$206,057	$236,913
Interest income recognized on a cash basis on impaired loans	$531,367	$93,351	$40,384

No additional funds are committed to be advanced in connection with impaired loans.

Note 7.  Property and Equipment

Components of Property and Equipment

Property and equipment and total accumulated depreciation consisted of the following at December 31:

	2008	2007

Land	$3,374,095	$2,384,393
Buildings	9,874,157	7,021,830
Construction in progress	2,367,319	3,205,990
Leasehold improvements	1,007,864	908,454
Automobiles	55,818	55,818
Furniture and equipment	3,902,459	3,227,824
	20,581,712	16,804,309

Less accumulated depreciation	2,984,210	2,266,570
	$17,597,502	$14,537,739

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 7.  Property and Equipment, continued

Components of Property and Equipment, continued Depreciation expense reported in net income was approximately $754,000, $544,000, and $383,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Leases

The Bank leases several banking facilities and its operations center under agreements accounted for as operating leases.  Rent expense was approximately $412,000, $378,000, and $260,000 in 2008, 2007, and 2006, respectively.  Future minimum lease payments under non-cancelable commitments are as follows.

2009	$366,081
2010	258,688
2011	151,386
2012	132,550
2013	104,100
Thereafter	147,150
$1,159,955

Note 8.  Intangible Assets

The book value of purchased intangible assets at December 31, 2008 and 2007 was $416,194 and $673,374, respectively.  Details are as follows:

	As of December 31, 2008		As of December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Deposit premium	$2,439,919	$2,050,390	$2,439,919	$1,813,210
Other	200,000	173,335	200,000	153,335
Total	$2,639,919	$2,223,725	$2,639,919	$1,966,545

Unamortized intangible assets
Goodwill from The Bank of
Heath Springs merger	$2,727,152	$ n/a	$2,727,152	$ n/a

Amortization expense is calculated on a straight-line basis over a period of ten years and was approximately $257,000, $257,000, and $247,000 in 2008, 2007, and 2006, respectively.  Management expects amortization expense to be approximately $150,000 in each of the next two years.

Note 9.  Deposits

Time deposits in denominations of $100,000 or more were $155.6 million and $142.5 million at December 31, 2008 and 2007, respectively. Interest expense on such deposits aggregated approximately $7.0 million and $6.3 million in 2008 and 2007, respectively. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2008 are as follows (amounts in thousands):

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 9.  Deposits, continued

Large Time Deposit Maturities, (thousands)

2009	$120,435
2010	32,844
2011	1,754
2012	442
2013	1,103
Total time deposits of $100,000 or more	$155,578

Note 10.  Borrowed Funds

Other short-term borrowings

Securities sold under agreements to repurchase and federal funds purchased generally mature within one day to 12 months from the transaction date. Also included in other short-term borrowings is one variable rate FHLB advance of $6,000,000 at December 31, 2008.  There were three variable rate FHLB advances of $5,000,000, $2,000,000 and $6,000,000 at December 31, 2007.  Also included in other short-term borrowings were a $1,000,000 line of credit at the Prime lending rate that will mature on July 1, 2010 and $3,000,000 of subordinated notes bearing interest at 3-month LIBOR plus 350 basis points that will mature on July 1, 2015, both of which are funded by Nexity Bank.

The Company’s loan agreement with Nexity Bank, for the two debt obligations noted above, includes financial covenants requiring the Bank to maintain a minimum weighted average return on assets of greater than 0.35% on an annualized basis, maintain total equity capital of $43,499,000 at all times and the percentage of non-performing loans to gross loans shall not exceed 4.00%.  The Company did not meet these covenants in 2008, but obtained a waiver through December 31, 2008.  As such, both debt obligations have been classified in other short-term borrowings due to the covenant violations.

Additional information is summarized below:

	2008	2007

Outstanding balance at December 31	$10,000,000	$28,429,300
Year-end weighted average rate	2.38%	4.47%
Daily average outstanding during the period	$15,411,129	$4,958,775
Average rate for the year	3.37%	4.70%
Maximum outstanding at any month-end during the period	$35,015,000	$32,257,300

Securities sold under agreements to repurchase

In December 2007, the Bank entered into to structured repo obligation with Barclays Capital, Inc. in the amount of $20 million. Additional information is summarized below:

	2008	2007

Outstanding balance at December 31	$23,380,000	$29,222,000
Year-end weighted average rate	3.63%	3.82%
Daily average outstanding during the period	$27,232,822	$8,392,806
Average rate for the year	3.86%	3.82%
Maximum outstanding at any month-end during the period	$28,095,000	$25,394,000

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 10.  Borrowed Funds, continued

Securities sold under agreements to repurchase, continued

Securities sold under agreements to repurchase (“repos”) include overnight and term agreements. The overnight securities sold under agreements to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. Overnight repos totaled $3.8 million and $9.2 million at December 31, 2008 and 2007, respectively. We believe the decline in the volume of overnight repos was primarily a result of our reduction of the interest rates paid on these funds, as short-term market interest rates declined during 2008.

Our term repos totaled $20.0 million at both December 31, 2008 and 2007 and include embedded derivatives. These structured repos consist of $10.0 million with a fixed interest rate and a ten year term, $3.5 million with a fixed interest rate and a ten year term, $3.5 million with a fixed interest rate and a ten year term and $3.0 million with a  fixed interest rate and a two year term. The Bank has the right to cancel the repurchase agreements totaling $13.5 million in 2009 and $3.5 million in 2010.

Unused lines of credit

The Bank has established credit facilities to provide additional liquidity if and as needed.  These consist of unsecured lines of credit with correspondent banks for $20,500,000.  In addition, the Bank has the ability to borrow up to ten percent of total bank assets from the Federal Home Loan Bank of Atlanta, subject to the pledging of specific bank assets as collateral. At December 31, 2008 there were no amounts outstanding under these credit facilities and at December 31, 2007 there was $15,429,300 outstanding.

Long-term debt

At December 31, 2008 and 2007, $42,500,000 and $25,500,000, respectively were outstanding under Federal Home Loan Bank advances. Approximately $30,000,000 in 1-4 family residential loans, $43,000,000 in commercial real estate loans $23,000,000 in home equity line of credit loans were pledged as collateral for the FHLB advances at December 31, 2008.

Maturity Date	Advance	Rate

02/10/10	$2,500,000	Fixed at 5.85 Convertible by FHLB quarterly at 3 Mo LIBOR - ARC
09/02/11	5,000,000	Fixed at 3.76%
07/12/12	9,000,000	1 Month LIBOR - .50%
09/04/12	6,000,000	Fixed at 4.00%
09/03/13	6,000,000	Fixed at 4.15%
12/02/13	5,000,000	3 Month LIBOR - .50%
09/29/15	4,000,000	Fixed at 4.06% Convertible by FHLB 9/29/09 at 3 Mo LIBOR - ARC
04/22/19	5,000,000	3 Month LIBOR - .50% Convertible 4/22/09 at 4.75% Fixed Rate
	$42,500,000

Note 11.  Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

The Company has issued $12.4 million of Junior Subordinated debentures to its wholly owned capital trusts, Waccamaw Statutory Trust I and Waccamaw Statutory Trust II, to fully and unconditionally guarantee the preferred securities issued by the Trusts. These long term obligations, which currently qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the Capital Trust Securities. In accordance with FIN 46R, the trusts are not consolidated in the Company’s financial statements.

Waccamaw Statutory Trust I, a statutory business trust (the Trust), was created by the Company on December 17, 2003, at which time the Trust issued $8,000,000 in aggregate liquidation amount of preferred capital trust securities which mature December 17, 2033.  Distributions are payable on the securities at a floating rate indexed to the 3-month London

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 11.  Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures, continued

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

Waccamaw Statutory Trust II, a statutory business trust (the Trust), was created by the Company on July 18, 2008, at which time the Trust issued $4,000,000 in aggregate liquidation amount of preferred capital trust securities which mature October 1, 2038.  Distributions are payable on the securities at a floating rate indexed to the 3-month London Interbank Offered Rate (“LIBOR”), and the securities may be prepaid at par by the Trust at any time after July 18, 2013.  The principal assets of the Trust are $4.1 million of the Company’s junior subordinated debentures which mature on October 1, 2038, and bear interest at a floating rate indexed to the 3-month LIBOR, and which are callable by the Company after July 18, 2013.  All $124 thousand in aggregate liquidation amount of the Trust’s common securities are held by the Company.

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

Note 12.  Fair Value of Financial Instruments

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 12.  Fair Value of Financial Instruments, continued

impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of Loans, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2008, the Bank identified $25.2 million in impaired loans.  Of these impaired loans, $22.8 million were identified to have impairment of $3.6 million.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2008.

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment Securities
Available for Sale	$87,403	-	$83,464	$3,939
Impaired Loans	$19,258	-	$-	$19,258

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2008, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available
for Sale
Securities
(In thousands)

Balance, January 1, 2008	$-
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	3,939
Balance, December 31, 2008	$3,939

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2008 and 2007. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Note 12.  Fair Value of Financial Instruments, continued

CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS WITH BANKS AND FEDERAL FUNDS SOLD — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES — Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

RESTRICTED EQUITY SECURITIES — The carrying value of the restricted equity securities approximates fair value based on the redemption provisions of the respective issuer.

LOANS — For equity lines and other loans with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans.

DEPOSITS — The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS — For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

FHLB ADVANCES, LONG-TERM DEBT AND JUNIOR SUBORDINATED DEBENTURES — The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT —As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2008 and 2007, the fair value of these commitments is not presented.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$8,948	$8,948	$11,809	$11,809
Interest-bearing deposits with banks	2,685	2,685	912	912
Federal funds sold	4,281	4,281	-	-
Investment securities	87,403	87,403	99,302	99,302
Restricted equity securities	4,132	4,132	3,342	3,342
Loans, net of allowance for loan losses	378,883	381,398	355,138	355,661

Financial Liabilities
Deposits	418,580	418,815	378,179	378,783
Securities sold under agreements to
repurchase and federal funds purchased	23,830	23,830	44,651	44,651
Other short-term borrowings	10,000	10,000	13,000	13,000
Long-term debt	42,500	40,375	25,500	24,698
Junior subordinated debentures	12,372	12,000	8,248	8,000

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 13.  Earnings per Share

The following table details the computation of basic and diluted earnings per share:

	2008	2007	2006

Net income (loss)	$(2,043,030)	$3,908,948	$3,652,016

Weighted average common shares outstanding	5,490,982	5,365,617	5,127,107
Effect of dilutive securities, options	-	33,719	127,246
Effect of dilutive securities, preferred stock	-	64,297	65,111
Weighted average common shares outstanding, diluted	5,490,982	5,463,633	5,319,464

Basic income (loss) per share	$(.37)	$.73	$.71
Diluted income (loss) per share	$(.37)	$.72	$.69

At December 31, 2008, 296,899 warrants were outstanding with a $21.82 per share exercise price.  These warrants may be used to purchase one share of the Company’s common stock at any time until September 30, 2009.  Exercise of these warrants, the Company’s convertible preferred stock and 302,000 options are not assumed in computing 2008 diluted earnings per share due to the net loss of for the year ended December 31, 2008. The Company’s Series A convertible preferred stock and shares associated with stock-based compensation have been excluded from the computation of dilutive EPS as the result would be anti-dilutive.

Note 14.  Employment Agreements

The Company has entered into employment agreements with certain key officers to ensure a stable and competent management base.  In the event of a change in control of the Company, as defined in the agreements, the acquirer will be bound to the terms of the agreements.

Note 15.  Benefit Plans

Defined Contribution Plan

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code.  The plan covers substantially all employees at least 21 years of age who have completed at least one month of service.  Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code.  The bank contributes up to 3% of an employee’s compensation who have completed at least twelve months of service which vests over a five-year period.  The Bank’s aggregate contribution was $110,000, $48,000 and $48,750 for the years ended December 31, 2008, 2007 and 2006, respectively.

Supplemental Employment Retirement Plan

Supplemental benefits have been approved by the Board of Directors for the directors and certain executive officers of Waccamaw Bank. Certain funding is provided informally and indirectly by life insurance policies. The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying balance sheets of $17,834,763 and $11,777,361 at December 31, 2008 and 2007, respectively. Income earned on these policies is reflected as a separate line item in the Consolidated Statements of Income. The Company recorded expenses of $240,675 and a liability of $242,444 related to these benefits in 2008 and expenses and a liability of $71,264 in 2007.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 15.  Benefit Plans, continued

Stock Option Plans

The Company’s Board of Directors has adopted the Waccamaw Bankshares, Inc. 2008 Omnibus Stock Ownership and Long Term Incentive Plan.  In accordance with the Company’s plan, the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, Stock Appreciation Rights and/or Units and up to 705,973 shares of common stock may be issued (adjusted for stock dividends).  Options granted under the plan expire no more than 10 years from date of grant. Option exercise price under the plan must be set by the Board of Directors at the date of grant and cannot be less than 100% of fair market value of the related stock at the date of the grant.

Under the plan, vesting is determined by the specific option agreements.  It is the Company’s policy to issue new shares to satisfy option exercises. Both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan) expired in 2008, as the options not granted under these plans were terminated and the remaining options under these plans have a maximum term of ten years from the original grant date.

As described in Note 1, effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective application.  Under this application, the Company is required to record compensation expense for all rewards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Compensation cost charged to income was approximately $127,000, $99,000 and $88,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock options grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2008	2007	2006

Weighted average fair value of options granted
during the year	$3.93	$5.02	$6.88

Assumptions:
Average risk free interest rate	3.80%	4.76%	6.25%
Average expected volatility	40.02%	25.00%	9.10%
Expected dividend rate	-%	-%	-%
Expected life in years	10	10	10

Cash received from option exercises under the plans for the year ended December 31, 2008 and 2007 was $165,774 and $97,979, respectively.  The total intrinsic value of options exercised during year ended December 31, 2008 and 2007 was $449,900 and $1,105,751, respectively. During 2007, 19,956 shares of common stock with an average market value of approximately $13.58 per share were exchanged to exercise 89,395 options with an average exercise price of approximately $3.03 per option. No such exchanges were exercised during 2008.

In 2008, the shareholders approved an equity compensation plan (the “2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”)) providing for the issuance of up to 705,973 options to purchase shares of the Company’s stock to officers and directors which replaced the Company’s Employee Stock and Director Stock Option Plans (the “Previous Plans”). After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan. The Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside director through non-qualified stock options, incentive stock options, stock available for rights, restricted stock, performance awards or any other award made under the terms of the plan. The Board of Directors determines the exercise price and all other terms of all grants.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 15.  Benefit Plans, continued

Stock Option Plans, continued

Activity under the plan during the years ended December 31, 2008 is summarized below:

	2008 Omnibus Stock Ownership
	and Long Term Incentive Plan
	Available
	for Grant	Granted

Balance December 31, 2007	-	-

Authorization of options to purchase shares of
Company stock under Omnibus Plan	705,973	-
Forfeited	-	-
Granted	(26,500)	26,500
Exercised	-	-
Balance December 31, 2008	679,473	26,500

A summary of option activity under the plans as of and changes during the year ended December 31, 2008 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Outstanding at December 31, 2007	367,656	$12.72
Granted	44,500	$8.88
Forfeited	(4,752)	$12.43
Exercised	(68,786)	$2.41
Expired	(9,129)	$2.41
Outstanding at December 31, 2008	329,489	$14.64	6.8 years	$3,733
Exercisable at December 31, 2008	256,251	$15.57	6.3 years	$3,733

The total fair value of options that were contractually vested during 2008 and 2007 was $97,147 and $98,729, respectively.

As of December 31, 2008, the Company had unamortized compensation expense related to unvested stock options of $309,848, which is expected to be amortized over 5 years.  Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

2009	$120,436
2010	78,631
2011	60,777
2012	39,603
2013	10,401
Total	$309,848

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 16.  Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense are as follows:

	2008	2007	2006

Current	$53,872	$2,264,685	$2,517,474
Deferred	(1,881,102)	(215,944)	(307,088)
Income tax expense (benefit)	$(1,827,230)	$2,048,741	$2,210,386

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate included in the statement of income follows:

	2008	2007	2006

Tax at statutory federal rate	$(1,315,888)	$2,025,614	$1,993,217
Tax exempt interest	(213,861)	(205,562)	(123,480)
Tax exempt income from bank owned life insurance	(186,304)	(132,654)	(81,599)
State income tax, net of federal benefit	(184,509)	228,551	276,276
Other	73,332	132,792	145,972
Income tax expense (benefit)	$(1,827,230)	$2,048,741	$2,210,386

Deferred Income Tax Analysis

The components of net deferred federal and state tax assets (included in other assets on the balance sheet) are summarized as follows:

	2008	2007
Deferred tax assets
Allowance for loan losses	$2,625,492	$1,914,477
OTTI on investments	1,290,965	-
Employment benefit liability	93,472	32,468
Deposit premium amortization	326,737	285,977
Deferred loan fees	148,482	174,717
Other	848	-
Unrealized loss on securities available for sale	3,152,622	397,582
Deferred tax assets	7,638,618	2,805,221

Deferred tax liabilities
Depreciation	(559,247)	(382,880)
Accretion of bond discount	(85,533)	(64,645)

Deferred tax liabilities	(644,780)	(447,525)
Net deferred tax asset	$6,993,838	$2,357,696

The Company does not maintain a valuation allowance.  Based on historical and budgeted earnings, management believes it is more likely than not the Company will realize the expense of its deferred tax asset.

The Company had analyzed the tax positions taken or expected to be taken in and its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48 for year ending December 31, 2007. The Company’s federal and state income tax returns are open and subject to examination from the 2005 tax return year and forward.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 17.  Commitments and Contingencies

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

	2008	2007

Commitments to extend credit	$41,067,000	$48,600,000
Stand-by letters of credit	3,194,000	4,509,000
	$44,261,000	$53,109,000

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 18.  Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations.  Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands).

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2008
Total capital to risk- weighted assets
Consolidated	$52,871	11.68%	$36,224	8.00%	$	n/a	n/a
Bank	$51,709	11.44%	$36,136	8.00%		$45,170	10.00%

Tier 1 capital to risk- weighted assets
Consolidated	$44,206	9.76%	$18,112	4.00%	$	n/a	n/a
Bank	$43,044	9.53%	$18,068	4.00%		$27,102	6.00%

Tier 1 capital to average assets
Consolidated	$44,206	8.00%	$22,098	4.00%	$	n/a	n/a
Bank	$43,044	7.81%	$22,049	4.00%		$27,561	5.00%

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 18.  Regulatory Restrictions, continued

Capital Requirements, continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2007
Total capital to risk- weighted assets
Consolidated	$45,591	10.88%	$33,509	8.00%	$	n/a	n/a
Bank	$44,670	10.67%	$33,585	8.00%		$41,981	10.00%

Tier 1 capital to risk- weighted assets
Consolidated	$40,350	9.63%	$16,755	4.00%	$	n/a	n/a
Bank	$39,429	9.42%	$16,792	4.00%		$25,189	6.00%

Tier 1 capital to average assets
Consolidated	$40,350	8.70%	$18,547	4.00%	$	n/a	n/a
Bank	$39,429	8.53%	$18,497	4.00%		$23,121	5.00%

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers.  Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met.  If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan.  If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply.  Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,900,000 at December 31, 2008.  No 23A transactions existed at December 31, 2008 or 2007.

Note 19.  Transactions with Related Parties

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 19.  Transactions with Related Parties

Loans, continued
	2008	2007

Balance, beginning	$2,634,705	$750,807
Change in relationships	-	(351,277)
New loans and advances	2,872,453	2,368,863
Repayments	(824,974)	(133,688)
Balance, ending	$4,682,184	$2,634,705

Note 20.  Parent Company Financial Information

Condensed financial information of Waccamaw Bankshares, Inc. is presented as follows:

Balance Sheets
December 31, 2008 and 2007
	2008	2007
Assets
Cash and due from banks	$147,430	$95,302
Investment in subsidiary bank at equity	40,065,993	42,102,173
Investment securities, available for sale	-	227,735
Other assets	1,101,130	897,068
Total assets	$41,314,553	$43,322,278

Liabilities
Short-term debt	$1,000,000	$-
Junior Subordinated debt	12,372,000	8,248,000
Other liabilities	98,397	51,137
Total liabilities	13,470,397	8,299,137

Stockholders' equity
Preferred stock	464,476	793,967
Common stock	24,591,885	23,785,199
Retained earnings	8,907,591	11,124,589
Accumulated other comprehensive loss	(6,119,796)	(680,614)
Total stockholders' equity	27,844,156	35,023,141
Total liabilities and stockholders' equity	$41,314,553	$43,322,278

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 20.  Parent Company Financial Information, continued

Statements of Operations
Years ended December 31, 2008 and 2007

	2008	2007

Income
Loans and fees on loans	$7,139	$14,037
Investment securities, taxable	57,442	40,208
Investment securities, non-taxable	4,195	5,000
Net realized gains on sale or maturity of investment securities	56,600	131,606
Total income	125,376	190,851

Expenses
Salaries and employee benefits	127,409	98,729
Franchise tax	52,535	46,096
Interest expense	701,520	716,591
Other expenses	1,672	2,243
Total expenses	883,136	863,659
Loss before tax expense and equity in undistributed income of subsidiary	(757,760)	(672,808)

Federal income tax benefit	215,745	154,643
State income tax expense	(31,043)	(10,127)
Total income tax benefit	184,702	144,516
Loss before equity in undistributed income of subsidiary	(573,058)	(528,292)

Equity in undistributed income (loss) of subsidiary	(1,469,972)	4,437,240
Net income (loss)	$(2,043,030)	$3,908,948

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 20.  Parent Company Financial Information, continued

Statements of Cash Flows
Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income (loss)	$(2,043,030)	$3,908,948
Adjustments:
Amortization	25,583	24,000
Stock-based compensation	127,409	98,729
Tax benefit of non-qualified stock option exercise	184,011	60,029
Accretion of discount on securities, net of amortization of premiums	-	638
(Gain) on sale of investment securities	(56,600)	(131,606)
Decrease (increase) in equity in undistributed (income) loss of subsidiary	1,469,972	(4,437,240)
(Increase) decrease in other assets	(229,645)	148,381
Increase (decrease) in other liabilities	71,442	501
Net cash used by operating activities	(450,858)	(327,620)

Cash flows from investing activities
Sales of investment securities	213,212	206,372
Investment in subsidiary	(5,000,000)	-
Net cash provided (used) by investing activities	(4,786,788)	206,372

Cash flows from financing activities
Proceeds of junior subordinated debt	4,124,000	-
Proceeds of short-term debt	1,000,000	-
Issuance of stock and redemption of fractional shares	165,774	87,815
Net cash provided by financing activities	5,289,774	87,815
Increase (decrease) in cash and due from banks	52,128	(33,433)

Cash and cash equivalents, beginning	95,302	128,735
Cash and cash equivalents, ending	$147,430	$95,302

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Note 21.  Quarterly Data (Unaudited)

	Years Ended December 31,
	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$7,180	$7,473	$7,695	$8,137	$8,166	$8,122	$7,907	$7,442
Interest expense	(4,085)	(3,965)	(4,196)	(4,688)	(4,499)	(4,205)	(3,919)	(3,674)
Net interest income	3,095	3,508	3,499	3,449	3,667	3,917	3,988	3,768

Provision for loan losses	(2,356)	(528)	(106)	-	-	(8)	(2)	(375)
Net interest income, after provision for loan losses	739	2,980	3,393	3,449	3,667	3,909	3,986	3,393
Non interest income	(384)	(757)	1,024	1,083	882	833	721	1,007
Non interest expenses	(3,880)	(3,883)	(3,771)	(3,863)	(3,484)	(3,062)	(3,083)	(2,811)
Income (loss) before income taxes	(3,525)	(1,660)	646	669	1,065	1,680	1,624	1,589

Income tax (expense) benefit	1,418	744	(176)	(159)	(352)	(559)	(543)	(595)
Net income (loss)	$(2,107)	$(916)	$470	$510	$713	$1,121	$1,081	$994

Earnings per common share:
Basic income (loss) per share	$(.38)	$(.17)	$.09	$.09	$.13	$.21	$.20	$.19
Diluted income (loss) per share	$(.38)	$(.17)	$.09	$.09	$.13	$.20	$.20	$.18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Waccamaw Bankshares, Inc. and Subsidiary
Whiteville, North Carolina

We have audited the accompanying consolidated balance sheet of Waccamaw Bankshares, Inc. and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waccamaw Bankshares, Inc. and Subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008 the Company adopted Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

Raleigh, North Carolina
March 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Waccamaw Bankshares, Inc.
Whiteville, North Carolina

We have audited the consolidated balance sheets of Waccamaw Bankshares, Inc. and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waccamaw Bankshares, Inc. and subsidiary at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Galax, Virginia
March 27, 2008

 Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the financial condition and results of operations of the Company as of December 31, 2008 and 2007 and the years then ended.  This discussion should be read in conjunction with the Company’s Financial Statements and the Notes thereto.

There are no current recommendations by regulatory authorities which, if implemented, would have a material effect on its liquidity, capital resources or results of operations.  There are no agreements between the Bank and either the North Carolina Banking Commission or the Federal Reserve Bank, nor has either regulatory agency made any recommendations concerning the operations of the Bank that could have a material effect on its liquidity, capital resources or results of operations.

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

The Company’s total assets were $537.5 million at December 31, 2008 as compared to $508.4 million at December 31, 2007. Total deposits at December 31, 2008 increased 10.7% to $418.6 million.  Total deposits were $378.2 million at December 31, 2007. The Bank used these resources primarily to fund new loans and purchase investment securities. The Bank’s net loans increased to $378.9 million at the end of 2008, an increase of $23.7 million over the 2007 amount of $355.1 million. Investment securities were $87.4 million and $99.3 million at December 31, 2008 and 2007, respectively.

In the third quarter of 2008, the Company completed construction of a branch in Little River, SC.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contain a summary of its significant accounting policies.  Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, investment impairment charges, goodwill impairment and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters.  Accordingly, the Company considers the policies related to those areas to be critical.

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

Accounting for intangible assets is as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets.  The Company accounts for recognized intangible assets based on their estimated useful lives.  Intangible assets with finite useful lives are amortized while intangible assets with an indefinite useful life are not amortized.  Currently, the Company’s recognized intangible assets consist primarily of purchased core deposit intangible assets, having estimated useful lives of 10 years, and is being amortized.  The useful life is the period over which the assets are expected to contribute directly or indirectly to future cash flows.  Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

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

Intangible assets that are not subject to amortization are reviewed for impairment in accordance with SFAS No. 144 and tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.  If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is not allowed. Based on the aforementioned testing, the Company has determined that its recorded intangible assets are not impaired.

Management’s Discussion and Analysis

Net Interest Income and Average Balances (thousands)

	Periods Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expenses	Cost	Balance	Expenses	Cost	Balances	Expenses	Cost

Interest-earning assets:
Investment securities	$105,819	$6,327	5.98%	$65,454	$3,805	5.81%	$46,561	$2,526	5.43%
Federal funds sold	6,318	70	1.11%	5,481	290	5.29%	4,630	226	4.88%
Deposits with banks	1,999	32	1.60%	943	49	5.19%	897	42	4.68%
Loans, net[1],2	376,747	24,056	6.39%	332,451	27,493	8.27%	279,625	22,585	8.08%
Total interest-earning assets	490,883	30,485		404,329	31,637		331,713	25,379

Yield on average interest- earning assets			6.21%			7.82%			7.65%

Noninterest-earning assets:
Cash	8,181			8,204			6,687
Premises and equipment	17,093			8,475			5,395
Interest receivable and other	23,311			17,571			12,880
Total noninterest-earning assets	48,585			34,250			24,962
Total assets	$539,468			$438,579			$356,675

Interest-bearing liabilities:
Demand deposits	$29,399	179	.61%	$26,714	167	.62%	$27,404	206	.75%
Savings deposits	76,580	1,843	2.41%	72,620	2,436	3.35%	69,129	2,093	3.03%
Time deposits	275,956	11,481	4.16%	218,997	11,067	5.05%	168,532	7,189	4.27%
Other short-term borrowings	22,644	764	3.37%	10,513	469	4.46%	5,142	226	4.40%
Long-term debt	65,250	2,667	4.09%	37,422	2,157	5.77%	25,389	1,512	5.96%
Total interest-bearing liabilities	469,829	16,934		366,266	16,296		295,596	11,226
Cost of average interest- bearing liabilities			3.60%			4.45%			3.80%

Noninterest-bearing liabilities:
Demand deposits	33,775			36,181			33,259
Interest payable and other	2,404			2,631			1,875
Total noninterest- bearing liabilities	36,179			38,812			35,134
Total liabilities	506,008			405,078			330,730

Stockholders' equity	33,460			33,501			25,945
Total liabilities and stockholders' equity	$539,468			$438,579			$356,675

Net interest income		$13,551			$15,341			$14,153

Net yield on interest-earning assets			2.76%			3.79%			4.27%

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

Interest income during 2008 was $30.5 million, a decrease of 3.6% from the 2007 total of $31.6 million.  Interest income for 2006 was $25.4 million.  The decreases in 2008 can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately.  Average earning assets were $490.9 million during 2008, an increase of 21.4% over 2007.  Average earning assets increased 21.9% to $404.3 million during 2007 over the 2006 balance of $331.7 million.  Yields on interest-earning assets during 2008, 2007, and 2006 were 6.2%, 7.8%, and 7.7%, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan.  Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates.  On average, loans yielded 6.4%, 8.3% and 8.1% during 2008, 2007, and 2006, respectively.  Yields on loans decreased in 2008 primarily as a result of the declining rate environment.

Interest expense was $16.9 million during 2008, an increase of 3.9% over 2007.  Interest expense in 2007 was $16.3 million, an increase of 45.2% over 2006. The increases in 2008 and 2007 are due to the increase in the level of average interest bearing liabilities. The average rate paid on interest-bearing liabilities during 2008, 2007, and 2006 was 3.6%, 4.5%, and 3.8%, respectively.

Net interest income was $13.6 million during 2008, a decrease of 11.7% from 2007.  During 2007 net interest income increased to $15.3 million.  Net interest income was $14.2 million in 2006. The decrease in net interest income in 2008 can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans. The increase in 2007 is due to increased levels of average earning assets and liabilities complemented by increased yields and rates.  Net interest margin during 2008, 2007, and 2006 was 2.8%, 3.8%, and 4.3%, respectively.

Management’s Discussion and Analysis

The effects of changes in volumes and rates on net interest income for 2008, 2007 and 2006 are shown in the table below.

Rate/Volume Variance Analysis (thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable to		Expense	Attributable to
	Variance	Rate	Volume	Variance	Rate	Volume
Interest-earning assets:
Loans	$(3,436)	$(8,274)	$4,838	$4,908	$551	$4,357
Investment securities	2,522	111	2,411	1,279	192	1,087
Deposits with banks	(17)	28	(45)	7	5	2
Federal funds sold	(220)	(273)	53	64	20	44
Total	(1,151)	(8,408)	7,257	6,258	768	5,490

Interest-bearing liabilities:
Demand deposits	12	-	12	(39)	(34)	(5)
Savings deposits	(858)	(133)	(725)	343	234	109
Time deposits	413	(19)	432	3,878	1,479	2,399
Short-term borrowings	162	(5)	167	243	3	240
Long-term debt	644	(24)	668	645	(47)	692
Total	373	(181)	554	5,070	1,635	3,435
Net interest income	$(1,524)	$(8,227)	$6,703	$1,188	$(867)	$2,055

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

The provision for loan loss expense was $2,990,096, $385,864, and $1,450,000 during 2008, 2007, and 2006 respectively. The Bank's allowance for loan losses as a percentage of gross loans was 1.86%, 1.49% and 1.54% at the end of 2008, 2007, and 2006, respectively.  Additional information regarding loan loss provisions is discussed in “Nonperforming and Problem Assets.”

Management’s Discussion and Analysis

Noninterest Income

Noninterest income consists of revenues generated from a variety of financial services and activities.  The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds and fees charged for non-deposit services.  Noninterest income also includes fees charged for various bank services such as safe deposit box rental fees and letter of credit fees.  A portion of noninterest income can be from gain on the sale of investment securities.  Although the Bank generally follows a buy and hold philosophy with respect to investment securities, occasionally the need to sell some investment securities is created by changes in market rate conditions or by efforts to restructure the portfolio to improve the Bank's liquidity or interest rate risk positions.

Noninterest income totaled $966,000, $3.4 million, and $2.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. Noninterest income decreased in 2008 primarily due to the Company investment write-downs of a single issue trust preferred security of $339,013, a pooled trust preferred security of $1,044,675 and FNMA Preferred Stock of $1,964,772. Service charges on deposit accounts were 49.0% of total noninterest income excluding the write-downs of investment securities for 2008.  Service charges will most likely increase as the number of deposit accounts increase. The Bank's fee structure is reviewed annually to determine if adjustments to fees are warranted.

Mortgage origination fees decreased 24.4% to $353,000 from 2008 to 2007 due to weak housing demand in the existing market areas. The Bank purchased life insurance for certain number of its key employees in December, 2004, March 2007, December 2007, June 2008 and December 2008 providing $548,000, $390,000 and $240,000 of noninterest income for the years ended December 31, 2008, 2007 and 2006, respectively.

The sources of noninterest income for the past three years are summarized in the following table.

Sources of Noninterest Income (thousands)

	2008	2007	2006

Service charges on deposit accounts	$2,115	$1,325	$1,100
ATM and check cashing fees	755	538	439
Gain on sale of investment securities	98	246	(1)
Gain on sale of investment in mortgage banking investee	-	-	44
Mortgage origination	353	467	374
Insurance commission	15	14	17
Income from financial services	264	305	290
Earnings on bank owned life insurance	548	390	240
Impairment of investment securities	(3,348)	-	-
Other	166	158	78
Total noninterest income	$966	$3,443	$2,581

Noninterest Expense

Noninterest expense for 2008, 2007, and 2006 was $15.4 million, $12.4 million and $9.4 million, respectively.  The majority of the increase in noninterest expense for 2008 can be attributed to personnel and occupancy costs related to opening a new branch in Little River, South Carolina and full year expenses for branches opened in 2007.

Management’s Discussion and Analysis

Total personnel expenses, the largest component of noninterest expense, were $8.2 million, $6.9 million and $5.3 million during 2008, 2007 and 2006, respectively.  Personnel expenses increased 19.5% during 2008 and 30.0% during 2007.  This was due to Bank growth and the addition of senior management.  Management expects these costs to continue to increase as the Company grows.

Combined occupancy and furniture and equipment expense was $2.0 million, $1.5 million and $1.1 million, or 13.1%, 12.2% and 11.7% of noninterest expense during 2008, 2007 and 2006, respectively.  Professional services expense, fees paid to attorneys, independent auditors, consultants and state examiners was $490,000, $315,000, and $293,000 in 2008, 2007 and 2006, respectively. The increase in 2008 can be mostly attributed to legal fees related to collections of various loans.

Advertising and public relations expense increased to $705,000 in 2008 from $593,000 in 2007 as these expenses will continue to increase with Bank growth.  Data processing and credit card processing fees was $1.3 million, $1.0 million and $809,000 during 2008, 2007 and 2006, respectively. These fees relate directly to the number of accounts serviced and transactions processed.

The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 111%, 66% and 56% in 2008, 2007, and 2006, respectively.  Total noninterest expense will most likely continue to increase as the Company grows.  However, as the Company becomes more mature, growth in net interest income should outpace growth in noninterest expense resulting in improved overhead ratios.  The primary elements of noninterest expense for the past three years are summarized in the following table.

Sources of Noninterest Expense (thousands)

	2008	2007	2006

Salaries and wages	$6,838	$5,862	$4,440
Employee benefits	1,359	994	834
Total personnel expense	8,197	6,856	5,274

Occupancy expense	1,435	1,074	776
Furniture and equipment	577	439	329
Printing and supplies	157	164	129
Professional services	490	315	293
Postage and office supplies	153	116	98
Telephone	180	139	106
Dues and subscriptions	61	63	39
Education and seminars	92	71	47
Franchise and local taxes	117	92	83
Regulatory agency expense	389	265	95
Director fees	133	170	156
Data processing services	1,307	1,001	809
Amortization of deposit premium	286	282	273
Other operating expense	1,118	800	607
Total noninterest expenses	$15,397	$12,440	$9,422

Management’s Discussion and Analysis

Income Taxes

Income tax expense and benefit is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.  The deferred tax assets and liabilities represent the future Federal and state income tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax (benefit) and expense was $(1,827,000), $2,049,000 and $2,210,000 for 2008, 2007 and 2006, respectively.  Net deferred income tax assets of approximately $6,994,000 and $2,358,000 at December 31, 2008 and 2007, respectively, were included in other assets.  At December 31, 2008, $3,153,000 of the total deferred tax asset is applicable to unrealized losses on investment securities available for sale.

The Bank’s deferred income tax benefits and liabilities are the result of temporary differences in provisions for loan losses, depreciation, amortization of deposit premiums, deferred income, impairment of equity securities and investment security discount accretion.

Earning Assets

Average earning assets were $490.9 million during 2008, an increase of 21.4% over 2007.  Average earning assets were $404.3 million in 2007, an increase of 21.9% over the $331.7 million balance for 2006.  Total average earning assets represented 91.0%, 92.2%, and 93.0% of total average assets during the years ended December 31, 2008, 2007 and 2006, respectively.  A summary of average assets is shown in the following table.

Average Asset Mix (dollars in thousands)

	2008		2007		2006
	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
Earnings assets:
Loans, net	$376,747	69.84%	$332,451	75.80%	$279,625	78.40%
Investment securities	105,819	19.61%	65,454	14.92%	46,561	13.05%
Federal funds sold	6,318	1.17%	5,481	1.25%	4,630	1.30%
Deposits with banks	1,999	.37%	943	.21%	897	.25%
Total earning assets	490,883	90.99%	404,329	92.18%	331,713	93.00%

Nonearning assets:
Cash and due from banks	8,181	1.52%	8,204	1.88%	6,687	1.88%
Premises and equipment	17,093	3.17%	8,475	1.93%	5,395	1.51%
Other assets	23,321	4.32%	17,571	4.01%	12,880	3.61%
Total nonearning assets	48,595	9.01%	34,250	7.82%	24,962	7.00%
Total assets	$539,468	100.00%	$438,579	100.00%	$356,675	100.00%

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

A significant portion of the loan portfolio is made up of loans secured by various types of real estate.  Real estate loans represented 83.6%, 82.6%, and 79.7% of total loans at December 31, 2008, 2007, and 2006, respectively.  Total loans     secured by one-to-four family residential properties represented 21.7%, 21.0% and 20.3% of total loans at the end of 2008, 2007 and 2006, respectively.  Loans for commercial and business purposes were $43.0 million, $43.6 million and $48.9 million, or 11.1%, 12.1% and 15.4% of total loans outstanding at December 31, 2008, 2007 and 2006, respectively.

Management’s Discussion and Analysis

The amounts of gross loans outstanding by type at December 31, 2008 through December 31, 2004 are shown in the following table.

Loan Portfolio Summary (thousands)

	2008	2007	2006	2005	2004

Construction and development	$125,878	$121,760	$109,036	$83,575	$37,529
Farmland	3,343	3,806	2,412	2,545	2,119
1-4 family residential	83,734	75,671	64,475	62,796	58,484
Multifamily residential	11,802	3,670	3,650	4,495	3,600
Nonfarm, nonresidential	98,438	93,222	73,529	67,199	65,156
Total real estate	323,195	298,129	253,102	220,610	166,888

Agricultural	654	671	675	388	1,976
Commercial and industrial	42,958	43,617	48,858	29,036	30,928
Consumer	17,217	13,950	13,172	10,544	8,564
Other	2,432	4,610	1,783	1,327	1,471
Total	$386,456	$360,977	$317,590	$261,905	$209,827

The maturity/re-pricing distributions of loans as of December 31, 2008 are set forth in the following table.

Maturity Schedule of Loans (dollars in thousands)

	Commercial	Construction
	and	and		Total
	Industrial	Development	Others	Amount	Percent

Three months or less	$19,131	$56,060	$85,273	$160,464	41.52%
Over three months to twelve months	6,736	19,737	21,345	47,818	12.37%
Over one year to five years	14,273	41,824	70,003	126,100	32.63%
Over five years	2,818	8,257	40,999	52,074	13.48%
Total loans	$42,958	$125,878	$217,620	$386,456	100.00%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases, to fund loans, to meet the Bank's interest rate sensitivity goals and to generate income.

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

Investment Securities (dollars in thousands)

	December 31, 2008
	Amortized Cost Due
		After One	After Five
	In One Yr.	Through	Through	After Ten		Fair
	Or Less	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises (FHLB, FFCB and FHLMC)	$-	$-	$3,500	$7,000	$10,500	$10,606
Equity securities	53	53	53
Municipal securities	255	575	-	15,747	16,577	14,772
Corporate securities	2,959	2,000	-	2,360	7,319	5,173
Single issue trust preferred securities	-	-	1,003	20,563	21,565	15,749
Pool trust preferred
securities	-	-	-	570	570	140
Mortgage-backed
securities	-	-	-	40,091	40,091	40,910
Total	$3,214	$2,575	$4,503	$86,384	$96,675	$87,403

Weighted average yields
Government sponsored enterprises (FHLB and FHLMC)	-%	-%	5.87%	5.99%		5.95%
Equity securities	-%	-%	-%	6.57%		6.57%
Municipal securities	2.72%	4.00%	-%	4.29%		4.26%
Corporate securities	10.30%	2.21%	-%	7.67%		6.65%
Single issue trust preferred securities	-%	-%	6.75%	6.88%		6.88%
Pooled trust preferred securities	-%	-%	-%	5.51%		5.51%
Mortgage-backed securities	-%	-%	-%	5.73%		5.73%
Consolidated	6.98%	2.61%	6.06%	5.82%		5.78%

	2007
	Book	Fair
	Value	Value
Investment securities
Government sponsored enterprises (FHLB, FFCB and FHLMC	$15,448	$15,621
Municipal securities	16,691	16,011
Corporate securities, single issue trust preferred securities, pooled trust preferred securities	27,503	27,055
Mortgage-backed securities	40,692	40,615
Total	$100,334	$99,302

Management’s Discussion and Analysis

The interest rate environment and the need for liquidity resulted in an annualized average yield on the investment portfolio of 6.0%, 5.8%, and 5.4% during 2008, 2007 and 2006, respectively.  At December 31, 2008, 2007 and 2006, the market value of the investment portfolio was $87.4 million, $99.3 million, and $50.5 million, respectively. Amortized cost was $96.7 million, $100.3 million, and $50.3 million.

Federal Funds Sold

Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. However, because of the flat yield curve and the need to maintain liquidity, management maintained a significant amount of Federal funds during the past three years.  Average Federal funds sold totaled $6.3 million, $5.5 million, and $4.6 million in 2008, 2007, and 2006, respectively.  Federal funds sold were $4.2 million at December 31, 2008 and no Federal funds sold at December 31, 2007.

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

Average total deposits were $415.7 million during 2008.  This is an increase of 17.3% over 2007.  Average total deposits were $354.5 million for the year ended December 31, 2007, an increase of 18.8% over 2006.  The majority of those deposits were core deposits. The percentage of the Bank's average deposits that were interest bearing in 2008 was 91.9% and 89.8% during 2007 and 88.9% during 2006.  Average demand deposits which earn no interest were $33.8 million, $36.1 million and $33.3 million for the periods ended December 31, 2008, 2007 and 2006, respectively.

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

Average deposits and related average rates paid for the periods ended December 31, 2008, 2007, and 2006 are summarized in the following table.

Average Deposit Mix (dollars in thousands)

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Interest bearing deposits:
Demand accounts	$29,399	.61%	$26,714	.62%	$27,404	.75%
Money market	67,749	2.57	66,482	3.58	62,472	2.37
Savings	8,831	1.12	6,138	.89	6,657	.67
Time deposit	275,956	4.16	218,997	5.05	168,532	4.27
Total interest bearing deposits	381,935	3.54	318,331	4.29	265,065	3.58

Noninterest bearing demand deposits	33,775		36,181		33,259
Total deposits	$415,710		$354,512		$298,324

Management’s Discussion and Analysis

The following table provides maturity information relating to time deposits of $100,000 or more at December 31, 2008.

Large Time Deposit Maturities, (thousands)

Remaining maturity of three months or less	$49,943
Remaining maturity over three through twelve months	70,492
Remaining maturity over twelve months	35,143
Total time deposits of $100,000 or more	$155,578

Securities Sold Under Agreements to Repurchase

Other borrowed funds consisting of securities sold under agreements to repurchase and Federal funds purchased were $23.8 million, $29.2 million and $5.4 million at December 31, 2008, 2007 and 2006, respectively. The increase from 2006 to 2007 included $20,000,000 of reverse repurchase agreements at favorable rates used to purchase $20,000,000 of investments at a favorable spread.  Average short-term debt was $20.5 million, $10.5 million and $5.1 million during 2008, 2007 and 2006, respectively.  The related interest expense was $630,905, $468,792 and $225,725 during 2008, 2007 and 2006, respectively.

Other short-term Borrowings

There was one variable rate FHLB advance of $6,000,000 at December 31, 2008 and were three variable rate FHLB advances of $2,000,000, $6,000,000 and $5,000,000 at December 31, 2007. Also included in other short-term borrowings were $1,000,000 which is funded by Nexity Bank that will mature on July 1, 2020 at the Prime lending rate. Also included in other short-term borrowings is $3,000,000 of subordinated notes that will mature on July 1, 2015 and bears interest at 3 month LIBOR plus 350 basis points.

Long-term Debt

As a member of the Federal Home Loan Bank of Atlanta, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances.  At December 31, 2008 and 2007 advances of $42.5 million and $25.5 million, respectively were outstanding. The average amount outstanding during 2008 and 2007 was $34.9 million and $26.4 million, respectively.  Approximately $30,000,000 in 1-4 family residential loans, $43,000,000 in commercial real estate loans and 23,000,000 in home equity line of credit loans were pledged as collateral for the FHLB advances at December 31, 2008. $1,000,000 is funded by Nexity Bank that will mature on July 1, 2020 at the Prime lending rate. On June 27, 2008, Waccamaw Bank, sold in a private placement to qualified institutional investors, an aggregate of $3,000,000 of subordinated notes that will mature on July 1, 2015 at 3 month LIBOR plus 350 basis points.

Maturity Date	Advance	Rate

02/10/10	$2,500,000	Fixed at 5.85%	Convertible by FHLB quarterly at 3 Mo LIBOR - ARC
09/02/11	5,000,000	Fixed at 3.76%
07/12/12	9,000,000	1 Month LIBOR -	.50%
09/04/12	6,000,000	Fixed at 4.00%
09/03/13	6,000,000	Fixed at 4.15%
12/02/13	5,000,000	3 Month LIBOR -	.50%
09/29/15	4,000,000	Fixed at 4.06% -	Convertible by FHLB quarterly at 3 Mo LIBOR-ARC
04/22/19	5,000,000	3 Month LIBOR	.50% Convertible 4/22/09 at 4.75% Fixed Rate
	$42,500,000

Management’s Discussion and Analysis

Capital Adequacy

Stockholders’ equity was $27.8 million at December 31, 2008.  This was a 20.5% decrease from the $35.0 million at the end of 2007.  Average stockholders' equity as a percentage of average total assets was 6.2%, 7.9% and 7.3% for 2008, 2007, and 2006, respectively.

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

The Company completed its first issuance of Trust Preferred securities in December 2003 in the amount of $8 million and completed its second issuance of Trust Preferred securities in July 2008 in the amount of $4 million.  The Trust Preferred securities are accounted for as long-term debt in the accompanying financial statements, however, for regulatory capital purposes, these issuances are considered Tier 1 capital.

These capital transactions are being utilized to capitalize the continued growth of the Company and the Bank.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2008, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 9.8% and 11.7%, respectively.

The Bank also has capital ratio constraints with which to comply.  These ratios are slightly different than those required at the parent company level.  At December 31, 2008, the Bank’s capital ratios were as follows:  Tier 1 leverage ratio, 7.8%, Tier 1 risk-based capital ratio, 9.5% and total risk-based ratio, 11.4%.  These capital ratios were sufficient at December 31, 2008 to classify the Bank as “well capitalized” in accordance with the FDIC’s regulatory capital rules.  The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

Management’s Discussion and Analysis

Capital Requirements (dollars in thousands)

Waccamaw Bankshares, Inc.

			Risk-based Capital
	Leverage Capital		Tier I Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$44,206	8.00%	$44,206	9.76%	$52,871	11.68%
Well Capitalized	27,616	5.00%	27,168	6.00%	45,280	10.00%

Waccamaw Bank

			Risk-based Capital
	Leverage Capital		Tier I Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$43,044	7.81%	$43,044	9.53%	$51,709	11.44%
Well Capitalized	27,561	5.00%	27,102	6.00%	45,170	10.00%

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

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in the following table.

Management’s Discussion and Analysis

Allowance for Loan Losses (dollars in thousands)

	2008	2007	2006	2005	2004

Balance at beginning of period	$5,386	$4,886	$3,939	$2,791	$2,218
Charge-offs:
Construction loans	(492)	(86)	-	-	-
Commercial and industrial loans	(231)	(1)	(500)	(86)	(63)
Consumer and other	(476)	(201)	(85)	(184)	(210)
Total charge-offs	(1,199)	(288)	(585)	(270)	(273)

Recoveries
Construction loans	-	379	-	-	-
Commercial and industrial loans	4	-	-	34	17
Consumer and other	7	23	36	14	10
Total recoveries	11	402	36	48	27

Net charge-offs	(1,188)	114	(549)	(222)	(246)

Allowance purchased from The Bank
of Heath Springs	-	-	46	-	-

Provision for loan losses	2,990	386	1,450	1,370	819

Balance at the end of the year	$7,188	$5,386	$4,886	$3,939	$2,791

Total loans outstanding at year-end	$386,456	$360,977	$317,590	$261,905	$209,827

Average net loans outstanding for the year	$376,747	$332,451	$279,625	$238,579	$168,757

Allowance for loan losses to
loans outstanding	1.86%	1.49%	1.54%	1.50%	1.33%
Ratio of net loan charge-offs to
average loans outstanding	.32%	(0.03)%	0.20%	0.09%	0.15%

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

Allowance for Loan Losses by Category (dollars in thousands)

	2008		2007		2006		2005		2004
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)

Construction and development	$2,341	32.57	$1,936	33.73	$1,766	34.33	$1,320	31.91	$253	17.89
Farmland	62	0.86	61	1.05	39	.76	33	0.97	28	1.01
1-4 family residential	1,557	21.67	1,059	20.96	954	20.30	911	23.98	702	27.87
Multifamily residential	220	3.05	42	1.02	42	1.15	49	1.71	39	1.72
Nonfarm, nonresidential	1,831	25.47	1,399	25.82	1,176	23.15	1,048	25.66	358	31.05
Total real estate	6,011	83.62	4,497	82.58	3,977	79.69	3,361	84.23	1,380	79.54

Agricultural	12	0.17	10	0.19	10	.22	5	0.14	28	0.94
Commercial and industrial	800	11.13	593	12.09	664	15.38	389	11.09	1,241	14.74
Consumer	320	4.45	226	3.86	212	4.15	168	4.03	124	4.08
Other	45	0.63	60	1.28	23	.56	16	0.51	18	0.70
Total	$7,188	100.00	$5,386	100.00	$4,886	100.00	$3,939	100.00	$2,791	100.00

(1)      Represents the percentage of loans in each category to total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses.  Management does, however consider the allowance for loan losses to be adequate at December 31, 2008.

Management’s Discussion and Analysis

The following table sets forth information about the Bank’s nonperforming assets.

Nonperforming Assets (dollars in thousands)

	2008	2007	2006	2005	2004

Nonaccrual loans	$15,633	$1,534	$1,181	$1,711	$1,723
Loans past due 90 days or more
and still accruing interest	1,451	2,608	340	250	628
Total nonperforming loans	17,084	4,142	1,521	1,961	2,351

Other real estate and repossessed
personal property	963	340	32	140	82
Total nonperforming assets	$18,047	$4,482	$1,553	$2,101	$2,433

Nonperforming assets as a
percentage of:
Total assets	3.36%	.88%	.39%	.65%	.94%
Total loans	4.67%	1.24%	.49%	.80%	1.16%

Asset Quality

During 2008, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $2,990,096 provision was needed for the year ended December 31, 2008. The increase in the provision as compared to 2007 is the result of an increase in non performing loans along with loans identified as impaired under SFAS 114 as discussed under “Fair Value”.

The allowance for loan losses at December 31, 2008, was $7.2 million or 1.86% of period end loans compared to an allowance for loan losses of $5.4 million or 1.49% of period end loans at December 31, 2007.   At December 31, 2008 the Bank had $15.6 million of loans in nonaccrual status as compared to $1.5 million at December 31, 2007. The increase in non accrual loans includes increases in various non-performing commercial real estate loans totaling $11.3 million as the largest nonaccrual loan relationship totaled $4.1 million. At December 31, 2008 there was $1.2 million in net charge-offs compared to $288,000 at December 31, 2007, as the increase in charge-offs can be attributed to eight loans relating to commercial and residential real estate. At December 31, 2008 there was $6,681 in repossessed assets and no repossessed assets at December 31, 2007. At December 31, 2008 there was $956,831 in other real estate owned compared to $318,234 at December 31, 2007, as the increase in other real estate owned can be attributed to ten properties totaling $638,597 acquired by the Bank in 2008.

In addition to the impact on our allowance for loan losses resulting from our loan portfolio rebalancing efforts, which have effectively reduced our concentrations in construction and development sector loans, our refined allowance for loan losses methodology, as previously discussed, has resulted in an overall increase in the allowance for loan losses as a percent of total loans. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

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

Management’s Discussion and Analysis

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either re-price or mature.  Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or re-pricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates.

At December 31, 2008, the Bank was cumulatively asset-sensitive (earning assets subject to interest rate changes exceeded interest-bearing liabilities subject to changes in interest rates).  Demand, savings and money market accounts re-pricing within three months totaled $114.1 million. Historically, these short-term deposits are not as rate sensitive as other types of interest-bearing deposits.  The Bank is asset sensitive in the three month or less time period, with the four to twelve months time period being liability-sensitive, the thirteen to sixty months time period being asset-sensitive and the over sixty months time period being asset-sensitive.

Time deposits in denominations of $100,000 or more and large municipal repurchase accounts are especially susceptible to interest rate changes.  These deposits are matched with short-term investments.  Matching sensitive positions alone does not ensure that the Bank has no interest rate risk.  The re-pricing characteristics of assets are different from the re-pricing characteristics of funding sources.  Thus, net interest income can be impacted by changes in interest rates even if the re-pricing opportunities of assets and liabilities are perfectly matched.

Mortgage backed securities are shown based on their contractual maturity but tend to be repaid earlier.  Long-term debt maturing in 2010 with a quarterly call feature is shown in the 1-3 month re-pricing period. Repurchase agreements with a put feature are shown in the re-pricing period in which the structure is put back to the Bank.

The table below shows the sensitivity of the Bank's balance sheet at the dates indicated but is not necessarily indicative of the position on other dates.

Management’s Discussion and Analysis

Interest Rate Sensitivity (dollars in thousands)

	December 31, 2008
	Maturities/Re-pricing
	1-3	4-12	13-60	Over 60
	Months	Months	Months	Months	Total
Earning assets:
Loans	$160,464	$47,818	$126,100	$52,074	$386,456
Investments	1,153	2,030	1,130	87,221	91,534
Federal funds sold	4,281	-	-	-	4,281
Deposits with banks	2,685	-	-	-	2,685
Total	168,583	49,848	127,230	141,295	484,956

Interest-bearing liabilities:
Demand accounts	31,567	-	-	-	31,567
Savings and money market	82,459	-	-	-	82,459
Time deposits	90,235	135,017	40,818	2,325	268,395
Repurchase agreements and purchased funds	3,830	-	-	-	3,830
Other short-term borrowings	6,000	4,000	-	-	10,000
Long-term debt	-	-	53,500	9,000	46,500
Subordinated debentures	12,372	-	-	-	12,372
Total	226,463	139,017	94,318	11,325	471,123
Interest rate gap	$(57,880)	$(89,169)	$32,912	$127,970	$13,833

Cumulative interest sensitivity gap	$(57,880)	$(147,049)	$(114,137)	$13,833

Ratio of sensitivity gap to total earnings assets	(11.94)%	(18.39)%	6.80%	26.39%	2.86%
Cumulative ratio of sensitivity gap to total earnings assets	(11.94)%	(30.33)%	(23.53)%	2.86%
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

Management’s Discussion and Analysis

Financial Instruments with Off-Balance-Sheet Risk

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

	2008	2007

Commitments to extend credit	$41,067,000	$48,600,000
Stand-by letters of credit	3,194,000	4,509,000
	$44,261,000	$53,109,000

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

Key Financial Ratios

	2008		2007	2006

Average equity to average assets	6.20%		7.64%	7.27%
Return on average assets	(.38	) %	.89%	1.02%
Return on average equity	(6.11	) %	11.67%	14.07%

Annual Meeting

The annual meeting of stockholders will be held Thursday, May 21, 2009 at 7:00 p.m. at the Vineland Station Train Depot, Whiteville, North Carolina.

Requests for Information

Requests for information should be directed to Mr. James G. Graham, President, at Waccamaw Bankshares, Inc., Post Office Box 2009, Whiteville, North Carolina, 28472; telephone (910) 641-0044.

Independent Auditors	Stock Transfer Agent	Legal Counsel

Dixon Hughes PLLC	First-Citizens Bank	Gaeta & Eveson, P.A.
Certified Public Accountants	& Trust Company	8305 Falls of Neuse Road
2501 Blue Ridge Road	Post Office Box 29522	Suite 203
Suite 500	Raleigh, North Carolina 27626-0522	Raleigh, North Carolina 27615
Raleigh, NC 27607

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC.  This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.