Form 10-Q
period 2009-03-31
WACCAMAW BANKSHARES INC
filed 2009-05-14
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33046

WACCAMAW BANKSHARES, INC.
(Exact name of registrant as specified in its Charter)

NORTH CAROLINA	52-2329563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 North J.K. Powell Boulevard, Whiteville, N.C.	28472
(address of principal executive offices)	(Zip Code)

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

YES            ☒   NO          ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES          ☐   NO          ☐

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

YES            ☐   NO            ☒

As of May 14, 2009 there were 5,523,549 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

Page Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2009 (Unaudited)and December 31, 2008 (Audited)	1

Consolidated Statements of Income, Three Months Ended March 31, 2009 and March 31, 2008 (Unaudited)	2

Consolidated Statements of Cash Flows, Three Months Ended March 31, 2009 and March 31, 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 4T. Controls and Procedures	15

Part II. OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 6. Exhibits	16

SIGNATURES	17

EXHIBIT INDEX	18

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008

Assets

Cash and due from banks	$37,620,362	$8,947,752
Interest-bearing deposits with banks	4,886,570	2,684,741
Federal funds sold	93,000	4,281,000
Investment securities, available-for-sale	85,238,841	87,402,799
Restricted equity securities	4,187,706	4,131,906
Loans, net of allowance for loan losses of $8,081,431 in 2009, and $7,187,981 in 2008	376,419,608	378,882,889
Other real estate owned	956,832	956,832
Property and equipment, net	17,434,650	17,597,502
Goodwill	2,727,152	2,727,152
Intangible assets, net	366,127	416,194
Accrued income	2,250,166	2,448,477
Bank owned life insurance	18,028,099	17,834,763
Other assets	10,083,956	9,138,427
Total assets	$560,293,069	$537,450,434

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$32,700,567	$36,159,809
Interest-bearing deposits	408,920,239	382,420,080
Total deposits	441,620,806	418,579,889

Securities sold under agreements to repurchase	23,563,000	23,830,000
Other short-term borrowings	12,500,000	10,000,000
Long-term debt	40,000,000	42,500,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	1,289,609	1,328,976
Other liabilities	1,650,361	995,414
Total liabilities	532,995,776	509,606,279

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 28,184 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	464,476	464,476
Common stock, no par value; 25,000,000 shares authorized; 5,523,549 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	24,631,987	24,591,884
Retained earnings	8,772,052	8,907,591
Accumulated other comprehensive (loss)	(6,571,222)	(6,119,796)
Total stockholders’ equity	27,297,293	27,844,155
Total liabilities and stockholders’ equity	$560,293,069	$537,450,434

See notes to consolidated financial statements

Waccamaw Bankshares, Inc.
Consolidated Statements of Income
Three-months ended March 31, 2009 and March 31, 2008 (Unaudited)

	Three-Months Ended
	March 31,
	2009	2008
Interest income
Loans and fees on loans	$5,187,765	$6,611,967
Federal funds sold and interest earning deposits	1,330	17,760
Investment securities, taxable	1,225,198	1,329,745
Investment securities, nontaxable	163,103	177,636
Total interest income	6,577,396	8,137,108

Interest expense
Deposits	2,688,247	3,772,531
Federal funds purchased and securities sold under agreements to repurchase	185,777	360,182
Short-term borrowings	78,878	155,942
Long-term borrowings	543,623	399,322
Total interest expense	3,496,525	4,687,977
Net interest income	3,080,871	3,449,131

Provision for loan losses	987,650	-
Net interest income after provision for loan losses	2,093,221	3,449,131

Non-interest income
Service charges on deposit accounts	501,497	496,001
Mortgage origination income	102,735	104,414
Income from financial services	29,652	72,772
Earnings on bank owned life insurance	193,336	126,056
Net realized gains on sale of or maturity of investment securities	232,780	40,446
Other operating income	285,154	243,098
Total noninterest income	1,345,154	1,082,787

Non-interest expense
Salaries and employee benefits	1,929,888	2,119,894
Occupancy and equipment	530,837	483,851
Data processing	334,929	305,550
Amortization expense of intangible assets	53,233	70,295
Other expense	976,065	883,374
Total noninterest expense	3,824,952	3,862,964
Income (loss) before income taxes	(386,577)	668,954

Income tax expense (benefit)	(251,038)	158,611
Net income (loss)	$(135,539)	$510,343

Basic earnings income per share	$(.02)	$.09
Diluted earnings income per share	$(.02)	$.09
Weighted average shares outstanding	5,523,549	5,444,003
Diluted average shares outstanding	5,523,549	5,485,457

See notes to consolidated financial statements

Waccamaw Bankshares, Inc.
Consolidated Statements of Cash Flows
Three-months ended March 31, 2009 and March 31, 2008 (Unaudited)

	Three-Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(135,539)	$510,343
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	237,631	227,049
Stock-based compensation	40,103	29,023
Provision for loan losses	987,650	-
Accretion of discount on securities, net of amortization of premiums	25,407	29,364
Gain on sale of investment securities	(232,780)	(40,446)
Income from bank owned life insurance	(193,336)	(126,056)
Changes in assets and liabilities:
Accrued income	198,311	(8,305)
Other assets	24,233	932,478
Accrued interest payable	(39,367)	(60,689)
Other liabilities	654,949	(693,585)
Net cash provided by operating activities	1,567,262	799,176

Cash flows from investing activities
Purchases of investment securities available-for-sale	(33,551,341)	(18,131,778)
Purchases of restricted equity securities	(55,800)	(196,200)
Principal repayments of investments available-for-sale	7,709,364	947,177
Net (increase) decrease in loans	1,475,630	(19,534,253)
Sales and maturities of investment securities available-for-sale	26,792,119	9,780,970
Purchases of property and equipment	(24,712)	(2,219,272)
Net cash (used in) provided by investing activities	2,345,260	(29,353,356)

Cash flows from financing activities
Net increase (decrease) in non-interest-bearing deposits	(3,459,242)	236,341
Net increase in interest-bearing deposits	26,500,159	36,467,198
Net decrease in securities sold under agreements to repurchase	(267,000)	(3,338,000)
Proceeds from short-term borrowings	2,500,000	-
(Repayments) of long-term debt	(2,500,000)	-
Net decrease in federal funds purchased	-	(5,153,300)
Net cash provided by financing activities	22,773,917	28,212,239

Increase (decrease) in cash and cash equivalents	26,686,439	(341,941)

Cash and cash equivalents, beginning	15,913,493	12,721,446
Cash and cash equivalents, ending	$42,599,932	$12,379,505

Supplemental disclosure of cash flow information
Interest paid	$3,535,892	$4,748,667
Conversion of common stock to preferred stock	$-	$308,843

Adoption of EITF 06-4	$-	$220,680

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The balance sheet at December 31, 2008 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of March 31, 2009 and December 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008.

Waccamaw Bankshares, Inc. is located in Whiteville, North Carolina. Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, Inc. is a state chartered bank operating seventeen offices in Whiteville, Wilmington, Shallotte (2), Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach, Oak Island and Elizabethtown, North Carolina. Offices in South Carolina include Conway (2), Socastee, Little River and Heath Springs. The accounting and reporting policies of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

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

Allowance for loan losses, charge-offs, impaired loans and non-accrual loans along with market conditions and loan portfolio concentrations are discussed further under “Asset Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RECLASSIFICATION

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year.  Net income and stockholders' equity previously reported were not affected by these reclassifications.

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2009 and 2008 were calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2008 were calculated by dividing net income by the weighted average number of dilutive shares outstanding. For the three months ended March 31, 2009, there was no dilutive effect as the bank reported a loss on operations.

The following table details the computation of basic and diluted earnings (loss) per share:

	March 31, 2009	March 31, 2008

Net income (loss) (income available to common shareholders)	$(135,539)	$510,343

Weighted average common shares outstanding	5,523,549	5,444,033
Effect of dilutive securities, options	-	11,624
Effect of dilutive securities, preferred stock	-	29,800
Weighted average common shares outstanding, diluted	5,523,549	5,485,457

Basic income (loss) per share	$(.02)	$.09
Diluted income (loss) per share	$(.02)	$.09

At March 31, 2009 and March 31, 2008, the Company had 296,889 warrants outstanding. At March 31, 2009 these warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. There were 320,610 anti-dilutive options at March 31, 2009 and 223,124 anti-dilutive options at March 31, 2008 which have been excluded from the diluted weighted shares outstanding. For the three months ended March 31, 2009, the stock compensation expense of the Company was $40,103 compared to $29,023 for the three months ended March 31, 2008. The unrecognized stock compensation expense for the three months ended March 31, 2009 was $195,113 compared to $299,644 for the three months ended March 31, 2008.

In 2008, the shareholders approved an equity compensation plan (the “2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”)) which replaced the Company’s Employee Stock and Director Stock Option Plans (the “Previous Plans”). After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan. The Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards or any other award made under the terms of the plan. The Board of Directors determines the exercise price and all other terms of all grants.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at March 31, 2009 and December 31, 2008 is as follows:

	March 31,	December 31,
	2009	2008

Commitments to extend credit	$45,093,000	$41,067,000
Standby letters of credit	1,820,000	3,194,000

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

FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, ("FSP EITF 99-20-1") was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment (OTTI) was determined by using either EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, ("EITF 99-20") or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of OTTI, the Staff Position amends EITF 99-20 to determine any OTTI based on the guidance in SFAS 115, allowing management to use more judgment in determining any OTTI. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP creates a new model for evaluating OTTI for debt securities.  If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken.  If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis (i.e., PV of expected cash flows is less than amortized cost), then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income for both AFS and HTM securities).  For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life.  Upon adoption, a cumulative effect adjustment must be made to opening retained earnings in the period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI.  This FSP also requires that annual disclosures required by SFAS 115 be presented in interim financial statements, and new disclosures are also required.

Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The potential impact from adoption of FSP FAS 115-2 could be an increase to retained earnings and a decrease to OCI of approximately $2 million to $4 million.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP requires companies to consider factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence.  Additionally, this FSP includes all assets and liabilities subject to fair value measurements and requires enhanced disclosures, including disclosure of investment securities by major security type.  The adoption of FSP FAS 157-4 is not expected to have an effect on the Company’s financial statements.

NOTE 5.  FAIR VALUE

The Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to adjust at fair value other assets on a nonrecurring basis, such as loans held for sale and other certain assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Fair Value Hierarchy

Level 1	Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that United has the ability to access.

Level 2
Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. United’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of Loans, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2009, the Bank identified $35.5 million in impaired loans.  Of these impaired loans, $27.3 million were identified to have impairment of $4.0 million.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. The Company’s approach to testing goodwill for impairment is to compare the business unit’s carrying value to the implied fair value based on multiples of earnings and tangible book value for recently completed merger transactions. In the event the fair value is determined to be less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)
	March 31,
Description	2009	Level 1	Level 2	Level 3

Investment Securities
Available-for-Sale	$85,239	$-	$79,639	$5,600
Total assets at fair value	$85,239	$-	$79,639	$5,600

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following tables:

(Dollars in thousands)
	March 31,
Description	2009	Level 1	Level 2	Level 3

Loans	$23,292	$-	$-	$23,292
Other real estate owned	957	-	-	957
Goodwill	2,727	-	-	2,727
Total assets at fair value	$26,976	-	-	26,976

The following table, which presents additional information about financial assets and liabilities measured at fair value at March 31, 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available
for Sale
Securities
(In thousands)

Balance, January 1, 2009	$3,939
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	1,661
Balance, March 31, 2009	$5,600

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

	Quarter ended	Quarter ended
	March 31,	March 31,
	2009	2008

Net income (loss)	$(135,539)	$510,343

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale
investment securities	(1,421,189)	534,229
Tax effect	969,763	181,638
Total other comprehensive income (loss)	(451,426)	352,591

Comprehensive income (loss)	$(586,965)	$862,934

NOTE 7 – INVESTMENT SECURITIES

Investments in available for sale securities of $85,238,841 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at March 31, 2009.

At March 31, 2009, we had 40 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) summarized below were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities is due to credit quality, as well as, liquidity. As of March 31, 2009, both of our CDOs have been downgraded  below investment grade, by Moody’s. After analyzing the expected cash flows, one of these CDOs was written down in the previous quarter as the remaining CDO is performing based on the expected cash flows and collateral coverage.  We have the intent and the ability to hold the remaining investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

The following is a summary of the securities portfolio by major classification at the dates presented.

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:

U. S. government agencies	$10,590,358	$65,482	$-	$10,655,840
Mortgage-backed securities	42,194,993	667,562	27,374	42,835,181
Municipal securities	13,201,516	-	1,933,364	11,268,152
Corporate Securities	29,945,582	65,152	9,531,066	20,479,668
	$95,932,449	$798,196	$11,491,804	$85,238,841

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Mortgage-backed securities	11,388,991	26,618	55,317	756	11,444,308	27,374
Municipal securities	5,822,824	662,120	5,445,328	1,271,244	11,268,152	1,933,364
Corporate Securities	14,102,286	7,769,830	1,723,008	1,761,236	15,825,294	9,531,066

Total temporarily impaired securities	$31,314,101	$8,458,568	$7,223,653	$3,033,236	$38,537,754	$11,491,804

The Company’s unrealized losses on other securities relate to its investment in bank-only pooled trust preferred securities, corporate securities, municipal securities and mortgage backed securities (MBS). The Company is closely monitoring its investments in these securities in light of recent price volatility in the market place. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2009. The Company will continue to monitor the market price of these securities and the default rates of the underlying assets and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the three months ending March 31, 2009 and 2008 of Waccamaw Bankshares, Inc.  This discussion should be read in conjunction with the financial statements and related notes included in this report.

Waccamaw Bank, the primary subsidiary of Waccamaw Bankshares, is a state chartered bank operating seventeen offices in Whiteville, Wilmington, Shallotte (2), Holden Beach, Chadbourn, Tabor City, Southport (2), Sunset Beach, Oak Island and Elizabethtown, North Carolina. Offices in South Carolina include Conway (2), Socastee, Little River and Heath Springs. The Bank began operations on September 2, 1997. Waccamaw Bankshares, Inc. acquired all outstanding shares of Waccamaw Bank on July 1, 2001.

HIGHLIGHTS

Net loss for the quarter ended March 31, 2009 was ($135,539) or ($.02) per weighted average basic share outstanding compared to a $510,343 net profit or $.09 per weighted average basic share outstanding for the quarter ended March 31, 2008.

On March 31, 2009, Waccamaw Bankshares, Inc. assets totaled $560,293,069 compared to $537,450,434 on December 31, 2008. Net loans on March 31, 2009 were $376,419,608 compared to $378,882,889 on December 31, 2008. Total deposits on March 31, 2009 were $441,620,806 compared to $418,579,889 at the end of 2008. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 decreased by $546,862 resulting in a March 31, 2009 book value of $4.94 per common share, down from $5.04 on December 31, 2008.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At March 31, 2009 and at December 31, 2008, the Bank had no investments classified as held to maturity.Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the three month periods ended March 31, 2009 and 2008 there were no impairment write-downs.

Investments in available for sale securities of $85,238,841 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at March 31, 2009.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $93,000 on March 31, 2009 and $4,281,000 on December 31, 2008.

LOANS

Net loans outstanding on March 31, 2009, were $376,419,608 compared to $378,882,889 on December 31, 2008.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $2,463,281 decrease in loans was due to  increases in housing inventory and fewer construction loans originated. With housing inventory higher in all of our markets, we are closely monitoring our builder relationships in some of the market areas covered by Waccamaw Bank.  This resulted in decreased construction and development lending during the first three months of 2009. Management is confident in the adequacy of the reserve through collateral documentation and credit quality controls over construction and development lending.

DEPOSITS

Deposits on March 31, 2009, were $441,620,806 compared to $418,579,889 on December 31, 2008. Interest-bearing accounts represented 92.6% of total deposits at March 31, 2008 and 91.4% of total deposits at December 31, 2008. The significant increase in deposits was the result of a large municipal relationship of approximately $30,000,000.

LIABILITIES

Securities sold under agreements to repurchase on March 31, 2009, were $23,563,000 compared to $23,830,000 on December 31, 2008. Long-term debt on March 31, 2009 was $40,000,000 compared to $42,500,000 at December 31, 2008. All long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings at March 31, 2009 were $12,500,000 compared to $10,000,000 at December 31, 2008. Included in short-term borrowings at March 31, 2009 and December 31, 2008 were $8,500,000 and $6,000,000, respectively, funded by the Federal Home Loan Bank of Atlanta. Also included in other short-term borrowings at March 31, 2009 and December 31, 2008 were $1,000,000 which is funded by Nexity Bank that will mature on July 1, 2020 at the Prime lending rate. Also included in other short-term borrowings is $3,000,000 of subordinated notes that will mature on July 1, 2015 and that bear interest at 3-month LIBOR plus 350 basis points. Other liabilities at March 31, 2009 were $1,650,361 compared to $995,414 on December 31, 2008. This increase was primarily due to an accrual for a future investment commitment.

TRUST PREFERRED SECURITIES

In July 2008, the Company completed a private offering of trust preferred securities through a Delaware statutory trust sponsored by the Company. Waccamaw Statutory Trust II, wholly owned by the Company, issued $4.0 million of preferred securities. The proceeds from the offering have been used to continue to support Waccamaw Bank’s growth. The interest payable on the trust preferred securities resets quarterly, and is equal to LIBOR plus 4.00%. The underlying subordinated debt securities mature on October 1, 2038. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement.

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at March 31, 2009 was $27,297,293 compared to $27,844,155 at December 31, 2008. This $546,862 decrease was primarily due to unrealized losses on securities available for sale declining $451,426, net of tax, and an operating loss of $135,539 for the quarter ended March 31, 2009. The Company and the Bank exceed all capital requirements under the applicable Federal regulations.

ASSET QUALITY

During 2008, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $987,650 provision was needed for quarter ended March 31, 2009.

The increase in the provision is the result of an increase in non performing loans along with loans identified as impaired under SFAS 114 as discussed under “Fair Value”. As of March 31, 2009 the Bank identified $35.5 million in impaired loans.  Of these impaired loans, $27.3 million were identified to have impairment of $4.0 million. This compared to $25.2 million in impaired loans of which $22.8 million were identified to have impairment of $3.6 million at December 31, 2008.  The increase in impaired loans consisted of 18 business and development loan relationships totaling $8.2 million.

The allowance for loan losses on March 31, 2009, was $8,081,431 or 2.10% of period end loans compared to $7,187,981 and 1.86% at December 31, 2008. At March 31, 2009 the Bank had loans totaling $19,014,659 in nonaccrual status as compared to $6,858,135 at March 31, 2008. The increase in non-accrual loans includes increases in ten non-performing commercial real estate loans totaling $12.3 million. The largest non-accrual loan relationship totaled $3.7 million with the average balance for the eighty-one non-accrual loans totaling $236,000. At March 31, 2009 there was $94,201 in net charge-offs compared to $143,708 at March 31, 2008. There was $100,738 in repossessed assets at March 31, 2009 and no repossessed assets at March 31, 2008. At March 31, 2009 there was $956,832 in other real estate owned compared to $318,235 at March 31, 2008.

In addition to the impact on our allowance for loan losses resulting from our loan portfolio rebalancing efforts, which have effectively reduced our concentrations in construction and development sector loans, our refined allowance for loan losses methodology, as previously discussed, has resulted in an overall increase in the allowance for loan losses as a percent of total loans. In management’s judgment, an appropriate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

The level of the allowance for loan losses is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded, economic factors such as the number of housing starts and fluctuations in interest rates, etc., depression of collateral values, and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that it is less likely that a downturn in a particular market or industry will have a significant impact on the loan portfolio or the Bank’s financial condition.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The Company reported a net loss of ($135,539) or ($.02) per share for the three months ended March 31, 2009, as compared with net income of $510,343 or $.09 per basic and diluted share for the three months ended March 31, 2008, a decrease of $645,882 or (126.6%) in net income. The Company had significant decreases in net interest income in the first quarter of 2009 as compared to the first quarter of 2008. The decrease in net interest income in 2008 can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans. The Company has reduced noninterest expenses as a result of cost cutting initiatives in salaries and employee benefits.

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

For the three months ended March 31, 2009, the net interest income of the Company was $3,080,871 compared to $3,449,131 for the three months ended March 31, 2008. The decrease in net interest income can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans. Interest rates paid on deposits decreased by 125 basis points and was the driver of the decrease of $1,191,452 or 25.4% in interest expense. As CDs with higher interest rates matured, they were replaced with new CDs at lower interest rates.  Rates paid on other transaction accounts also declined in conjunction with the FOMC rate reductions.

PROVISION FOR LOAN LOSSES

The Company expensed $987,650 as the provision for loan losses in the first quarter of 2009, as compared to no provision for loan losses in the first quarter of 2008. The increase in the provision was due to higher levels of non performing loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $1,345,154 for the three months ended March 31, 2009 as compared with $1,082,787 for the three months ended March 31, 2008. The principal reason for the increase of $262,367 in total non-interest income for the current quarter was that the Company had realized gains of $232,780, had increases in service charges in deposit accounts of $5,496, increases of $67,280 in earnings on bank owned life insurance and increases in other operating income of $42,056.  Decreases of $1,679 in fees from mortgage origination income from the recent slowdown in the housing market and decreases of $43,120 in financial services income accounted for the additional difference in non-interest income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

NON-INTEREST EXPENSES

Non-interest expenses totaled $3,824,952 for the three months ended March 31, 2009, a decrease of approximately $38,000 or 1.0% over the $3.9 million reported for the three months ended March 31, 2008. For the three months ended March 31, 2009, personnel costs decreased by approximately $190,000, or 9.0% to approximately $1.9 million as compared to $2.1 million for the three months ended March 31, 2008. Other expenses totaled approximately $976,000 for the three months ended March 31, 2009, an increase of approximately $93,000 or 10.5% over the approximately $883,000 reported for the three months ended March 31, 2008. The majority of the increases resulted from the additional expenses associated with the opening of the Little River branch in the third quarter of 2008.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of approximately $251,000 for income taxes during the three months ended March 31, 2009 compared to a provision for income taxes of approximately $159,000 for the three months ended March 31, 2008.

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

Additional information regarding interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has not had any material changes in the overall interest rate risk profile since December 31, 2008.

At March 31, 2009, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $127.8 million, which represents 22.82% of total assets.

FORWARD – LOOKING INFORMATION

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

Waccamaw Bankshares, Inc.

Date: May 14, 2009	By:	/s/ David A. Godwin
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