Form 10-Q
period 2009-06-30
WACCAMAW BANKSHARES INC
filed 2009-08-13
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2009
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
YES ☐ NO ☒

As of August 10, 2009 there were 5,530,039 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

		Page Number

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2009 (Unaudited)
	and December 31, 2008 (Audited)	1

	Consolidated Statements of Income, Six Months Ended
	June 30, 2009 and June 30, 2008 (Unaudited)	2

	Consolidated Statements of Income, Quarters Ended
	June 30, 2009 and June 30, 2008 (Unaudited)	3

	Consolidated Statements of Cash Flows, Six Months Ended
	June 30, 2009 and June 30, 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5-16

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16-22

Item 4T.	Controls and Procedures	23

Part II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX		26

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008

Assets

Cash and due from banks	$48,620,377	$8,947,752
Interest-bearing deposits with banks	6,329,506	2,684,741
Federal funds sold	5,093,000	4,281,000
Investment securities, available-for-sale	90,170,181	87,402,799
Restricted equity securities	4,035,050	4,131,906
Loans, net of allowance for loan losses of $10,484,950 in 2009, and $7,187,981 in 2008	369,466,884	378,882,889
Other real estate owned	731,087	956,832
Property and equipment, net	17,368,551	17,597,502
Goodwill	2,727,152	2,727,152
Intangible assets, net	323,175	416,194
Accrued income	1,772,259	2,448,477
Bank owned life insurance	18,186,036	17,834,763
Other assets	8,915,305	9,138,427
Total assets	$573,738,563	$537,450,434

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$33,927,209	$36,159,809
Interest-bearing deposits	429,836,159	382,420,080
Total deposits	463,763,368	418,579,889

Securities sold under agreements to repurchase	22,989,000	23,830,000
Other short-term borrowings	6,500,000	10,000,000
Long-term debt	40,000,000	42,500,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	1,354,954	1,328,976
Other liabilities	278,927	995,414
Total liabilities	547,258,249	509,606,279

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 21,694 and 28,184 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	357,522	464,476
Common stock, no par value; 25,000,000 shares authorized; 5,530,039 and 5,523,549 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	24,759,769	24,591,884
Retained earnings	7,129,338	8,907,591
Accumulated other comprehensive (loss)	(5,766,315)	(6,119,796)
Total stockholders’ equity	26,480,314	27,844,155
Total liabilities and stockholders’ equity	$573,738,563	$537,450,434

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Six-months ended June 30, 2009 and June 30, 2008 (Unaudited)

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Interest income
Loans and fees on loans	$10,147,793	$12,672,097
Federal funds sold	2,019	9,135
Investment securities, taxable	2,318,125	2,793,906
Investment securities, nontaxable	304,751	357,315
Total interest income	12,772,688	15,832,453

Interest expense
Deposits	5,209,274	7,248,191
Federal funds purchased and securities sold under agreements to repurchase	370,839	637,447
Short-term borrowings	171,755	191,993
Long-term borrowings	1,098,765	806,535
Total interest expense	6,850,633	8,884,166
Net interest income	5,922,055	6,948,287

Provision for loan losses	3,626,846	106,000
Net interest income after provision for loan losses	2,295,209	6,842,287

Non-interest income (loss)
Service charges on deposit accounts	1,377,667	1,015,281
Mortgage origination income	203,407	168,677
Income from financial services	54,172	154,417
Earnings on bank owned life insurance	351,273	260,214
Net realized gains on sale or maturity of investment securities	870,677	40,446
Impairment on investment securities	(2,309,476)	-
Other operating income	563,962	467,481
Total non-interest income	1,111,682	2,106,516

Non-interest expense
Salaries and employee benefits	3,705,035	4,125,482
Occupancy expense	1,046,727	936,317
Data processing	644,865	623,002
Amortization expense of intangible assets	99,352	140,590
Other expense	1,807,828	1,808,458
Total non-interest expense	7,303,807	7,633,849
Income (loss) before income taxes	(3,896,916)	1,314,954

Income tax expense (benefit)	(1,641,886)	334,943
Net income (loss)	$(2,255,030)	$980,011

Basic income per share	$(.41)	$.18
Diluted income per share	$(.41)	$.18
Weighted average shares outstanding	5,523,800	5,458,057
Diluted average shares outstanding	5,523,800	5,487,857

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended June 30, 2009 and June 30, 2008 (Unaudited)

	Quarter Ended	Quarter Ended
	June 30, 2009	June 30, 2008
Interest income
Loans and fees on loans	$4,960,028	$6,060,130
Federal funds sold	689	551
Investment securities, taxable	1,092,927	1,454,985
Investment securities, nontaxable	141,648	179,679
Total interest income	6,195,292	7,695,345

Interest expense
Deposits	2,521,027	3,475,660
Federal funds purchased and securities sold under agreements to repurchase	185,062	277,265
Short-term borrowings	92,877	78,552
Long-term borrowings	555,142	364,712
Total interest expense	3,354,108	4,196,189
Net interest income	2,841,184	3,499,156

Provision for loan losses	2,639,196	106,000
Net interest income after provision for loan losses	201,988	3,393,156

Non-interest income (loss)
Service charges on deposit accounts	876,170	519,280
Mortgage origination income	100,672	64,263
Income from financial services	24,520	81,645
Earnings on bank owned life insurance	157,937	134,158
Net realized gains on sale or maturity of investment securities	637,897	-
Impairment on investment securities	(2,309,476)	-
Other operating income	278,808	224,383
Total non-interest income (loss)	(233,472)	1,023,729

Non-interest expense
Salaries and employee benefits	1,775,147	2,005,588
Occupancy expense	515,890	452,466
Data processing	309,936	317,452
Amortization expense of intangible assets	46,119	70,295
Other expense	831,763	925,084
Total non-interest expense	3,478,855	3,770,885
Income (loss) before income taxes	(3,510,339)	646,000

Income tax expense (benefit)	(1,390,848)	176,332
Net income (loss)	$(2,119,491)	$469,668

Basic income per share	$(.38)	$.09
Diluted income per share	$(.38)	$.09
Weighted average shares outstanding	5,524,048	5,472,081
Diluted average shares outstanding	5,524,048	5,501,881

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Six-months ended June 30, 2009 and June 30, 2008 (Unaudited)

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities

Net income (loss)	$(2,255,030)	$980,011
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	469,474	460,437
Stock-based compensation	60,930	60,073
Provision for loan losses	3,626,846	106,000
Accretion of discount on securities, net of amortization of premiums	66,255	15,673
Gain on sale of investments	(870,677)	(40,446)
Impairment of investment securities	2,309,476	-
Income from bank owned life insurance	(351,273)	(260,214)
Changes in assets and liabilities:
Accrued income	676,218	(28,501)
Other assets	390,118	2,786,567
Accrued interest payable	25,978	(204,802)
Other liabilities	(716,485)	(952,055)
Net cash provided by operating activities	3,431,830	2,922,743

Cash flows from investing activities
Purchases of investment securities available-for-sale	(76,492,813)	(22,757,205)
Purchases of restricted equity securities	(55,800)	(196,200)
Principal repayments of investments available-for-sale	11,057,537	1,833,251
Net (increase) decrease in loans	5,789,159	(26,680,072)
Sales and maturities of investment securities available-for-sale	61,978,756	12,780,970
Investment in bank owned life insurance	-	(1,500,000)
Proceeds from the sale of other real estate owned	225,745	-
Purchases of property and equipment	(147,503)	(3,063,799)
Net cash (used in) providing investing activities	2,355,081	(39,583,055)

Cash flows from financing activities
Net increase (decrease) in non-interest-bearing deposits	(2,232,600)	130,412
Net increase in interest-bearing deposits	47,416,079	49,883,407
Net decrease in securities sold under agreements to repurchase	(841,000)	(2,400,000)
Net increase in junior subordinated debentures	-	3,000,000
Proceeds (repayments) from short-term borrowings	(3,500,000)	(2,000,000)
Proceeds (repayments) of long-term debt	(2,500,000)	1,000,000
Net decrease in federal funds purchased	-	(12,021,300)
Proceeds from exercise of stock options	-	165,775
Excess tax benefit from stock options	-	184,011
Net cash provided by financing activities	38,342,479	37,942,305
Net increase in cash and cash equivalents	44,129,390	1,281,993

Cash and cash equivalents, beginning	15,913,493	12,721,446
Cash and cash equivalents, ending	$60,042,883	$14,003,439

Supplemental disclosure of cash flow information
Interest paid	$6,824,655	$9,088,968
Taxes paid	$38,000	$99,550
Conversion of common stock to preferred stock	$106,955	$329,941

Adoption of EITF 06-4	$-	$173,968
Cumulative effect adjustment of FAS 115-2, net of tax	$476,778	$-

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The balance sheet at December 31, 2008 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of June 30, 2009 and December 31, 2008, and its results of operations  and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months and three months ended June 30, 2009 and 2008 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008.

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

SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.  The subsequent events affecting the financial statements are discussed in Note 7.

NOTE 2. EARNINGS PER SHARE

Earnings per share for the six months and the quarters ended June 30, 2009 and 2008 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the six months and the quarters ended June 30, 2009 and 2008 were calculated by dividing net income by the weighted average number of dilutive shares outstanding. For the six months and three months ended June 30, 2009, there was no dilutive effect as the bank reported a loss on operations.

The following table details the computation of basic and diluted earnings per share:

	Six-Months	Six-Months
	ended	ended
	June 30, 2009	June 30, 2008

Net income (loss) (income available to common shareholders)	$(2,255,030)	$980,011

Weighted average common shares outstanding	5,523,800	5,458,057
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	-	29,800
Weighted average common shares outstanding, diluted	5,523,800	5,487,857

Basic earnings per share	$(.41)	$.18
Diluted earnings per share	$(.41)	$.18

	Quarter	Quarter
	ended	ended
	June 30, 2009	June 30, 2008

Net income (income available to common shareholders)	$(2,119,491)	$449,668

Weighted average common shares outstanding	5,524,048	5,472,081
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	-	29,800
Weighted average common shares outstanding, diluted	5,524,048	5,501,881

Basic earnings per share	$(.38)	$.09
Diluted earnings per share	$(.38)	$.09

At June 30, 2009 and June 30, 2008, the Company had 296,889 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. There were 313,768 anti-dilutive options at June 30, 2009 and 300,252 anti-dilutive options at June 30, 2008 which have been excluded from the diluted weighted shares outstanding. There were 313,768 anti-dilutive options for the three months ending June 30, 2009 and 311,810 anti-dilutive options for the three months ending June 30, 2008 which have been excluded from the diluted weighted shares outstanding.

In 2008, the shareholders approved an equity compensation plan (the 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”)) which replaced the Company’s Employee Stock and Director Stock Option Plans (the “Previous Plans”). After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan. The Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards or any other award made under the terms of the plan. The Board of Directors determines the exercise price and all other terms of all grants.

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

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008

Commitments to extend credit	$40,835,000	41,067,000
Standby letters of credit	1,590,000	3,194,000

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.” The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert: (a) it does not have the intent to sell the debt security; and (b) it is more likely than not that it will not have to sell the debt security before recovery of its cost basis. Under the FSP, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 effective April 9, 2009, and made a cumulative effect credit adjustment in retained earnings of $476,778.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 1 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

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

Fair Value Hierarchy

Level 1	Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2
Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of Loans, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2009, the Bank identified $37.0 million in impaired loans.  Of these impaired loans, $29.3 million were identified to have impairment of $6.1 million.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)
	June 30,
Description	2009	Level 1	Level 2	Level 3

Investment Securities
Available-for-Sale	$90,170	$-	$85,770	$4,400
Total assets at fair value	$90,170	$-	$85,770	$4,400

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

(Dollars in thousands)
	June 30,
Description	2009	Level 1	Level 2	Level 3

Loans	$23,235	$-	$-	$23,235
Other real estate owned	731	-	-	731
Goodwill	2,727	-	-	2,727
Total assets at fair value	$26,693	$-	$-	$26,693

The following table, which presents additional information about financial assets and liabilities measured at fair value at June 30, 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available
for Sale
Securities
(In thousands)

Balance, January 1, 2009	$3,939
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	830
Purchases, issuances, and settlements	(1,990)
Transfers in and/or out of Level 3	1,661
Balance, June 30, 2009	$4,440

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2009 and December 31, 2008. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$48,620	$48,620	$8,948	$8,948
Interest-bearing deposits with banks	6,330	6,330	2,685	2,685
Federal funds sold	5,093	5,093	4,281	4,281
Investment securities	90,170	90,170	87,403	87,403
Restricted equity securities	4,035	4,035	4,132	4,132
Loans, net of allowance for loan losses	369,467	355,444	378,883	381,398

Financial Liabilities
Deposits	463,763	461,782	418,580	418,815
Securities sold under agreements to repurchase and federal funds purchased	22,989	22,989	23,830	23,830
Other short-term borrowings	6,500	6,500	10,000	10,000
Long-term debt	40,000	38,504	42,500	40,375
Junior subordinated debentures	12,372	12,000	12,372	12,000

NOTE 6. COMPREHENSIVE INCOME (LOSS)

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

	Six-Months	Six-Months
	ended	ended
	June 30, 2009	June 30, 2008

Net income (loss)	$(2,255,030)	$980,011

Other comprehensive loss:
Unrealized losses on available-for-sale investment securities	664,546	(2,817,054)
Tax effect	165,712	957,795
Total other comprehensive loss	830,258	(1,859,259)

Comprehensive income (loss)	$(1,424,772)	$(879,248)

	Quarter ended	Quarter ended
	June 30,	June 30,
	2009	2008

Net income (loss)	$(2,119,491)	$469,668

Other comprehensive loss:
Unrealized (losses) on available-for-sale investment securities	2,085,736	(3,520,264)
Tax effect	(804,050)	1,196,890
Total other comprehensive loss	1,281,686	(2,323,374)

Comprehensive income (loss)	$(837,805)	$(1,853,706)

NOTE 7.  SUBSEQUENT EVENT – SERIES B PREFERRED STOCK OFFERING

In August 2009, the Company is offering up to 400,000 units at a price of $25.00 per unit. Each unit consists of one share of our Series B Mandatory Convertible 7% Non-cumulative Perpetual Preferred Stock, liquidation amount $25.00 per security, convertible into six shares of our common stock anytime after issue of the preferred stock and mandatorily convertible on the third anniversary of its date of issuance, plus one warrant to purchase one share of common stock at a price of $5.00, exercisable at any time for five years following issuance of the warrant. In a rights offering to shareholders, we are offering up to 300,000 units to our shareholders of record as of the close of business on May 15, 2009. Each shareholder has the right to purchase one unit for every eighteen shares of common stock owned as of May 15, 2009. In the public offering, we are offering any units that are not purchased in the rights offering plus an additional 100,000 units on a best efforts basis with McKinnon & Company, Inc. as the selling agent. We also reserve the right to increase the total number of units being offered in the public offering by not more than 60,000 units.

NOTE 8. INVESTMENT SECURITIES

Investments in available for sale securities of $90,170,181 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2009.

At June 30, 2009, we had 44 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) summarized below were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities is due to credit quality, as well as liquidity. As of June 30, 2009, both of our collateralized debt obligations (“CDOs”) have been downgraded  below investment grade by Moody’s. After analyzing the expected cash flows, one of these CDOs was written down in the previous year as the remaining CDO is performing based on the expected cash flows and collateral coverage.  We have the intent and the ability to hold the remaining investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

The following is a summary of the securities portfolio by major classification at the dates presented.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U. S. government agencies	$2,073,018	$-	$374	$2,072,644
Mortgage-backed securities	57,569,745	151,594	1,112,618	56,608,721
Municipal securities	13,197,146	-	1,564,626	11,632,520
Corporate Securities	25,938,142	78,894	6,160,740	19,856,296
	$98,778,051	$230,488	$8,838,358	$90,170,181

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:

U. S. government agencies	$10,500,000	$106,465	$-	$10,606,465
Mortgage-backed securities	40,090,699	824,260	4,582	40,910,377
Municipal securities	16,577,067	12,741	1,818,275	14,771,533
Corporate Securities	29,507,451	184,874	8,577,901	21,114,424
	$96,675,217	$1,128,340	$10,400,758	$87,402,799

Gross realized gains and losses resulting from the sale of securities for the six months ended June 30, 2009 and 2008 are as follows:

	Six-Months	Six-Months
	ended	ended
	June 30, 2009	June 30, 2008

Realized gains	$976,417	$50,625
Realized losses	(105,740)	(10,179)
	$870,677	$40,446

Gross realized gains and losses resulting from the sale of securities for the three months ended June 30, 2009 and 2008 are as follows:

	Quarter	Quarter
	ended	ended
	June 30, 2009	June 30, 2008

Realized gains	$637,897	$-
Realized losses	-	-
	$637,897	$-

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U. S. government agencies	$2,072,644	$374	$-	$-	$2,072,644	$374
Mortgage-backed securities	40,933,336	1,112,618	-	-	40,933,336	1,112,618
Municipal securities	4,421,292	176,923	7,211,228	1,387,703	11,632,520	1,564,626
Corporate Securities	8,535,210	3,475,019	8,790,517	2,685,721	17,325,727	6,160,740

Total temporarily impaired
securities	$55,962,482	$4,764,934	$16,001,745	$4,073,424	$71,964,227	$8,838,358

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U. S. government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	230,539	3,626	26,554	956	257,093	4,582
Municipal securities	8,046,371	625,298	5,162,622	1,192,977	13,208,993	1,818,275
Corporate Securities	15,692,445	6,583,894	2,080,803	1,994,006	17,773,248	8,577,900

Total temporarily impaired
securities	$23,969,355	$7,212,818	$7,269,979	$3,187,939	$31,239,334	$10,400,757

The scheduled contractual maturities of securities (all available for sale) at June 30, 2009 and December 31, 2008 are as follows:
	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,588,329	$1,588,329	$3,213,907	$3,183,493
Due in one through five years	2,275,000	2,026,099	2,575,000	1,130,068
Due in five through ten years	1,002,392	926,689	4,502,600	4,600,165
Due after ten years	93,612,330	85,629,064	86,383,710	78,489,073
	$98,478,051	$90,170,181	$96,675,217	$87,402,799

The Company’s unrealized losses on other securities relate to its investment in bank-only pooled trust preferred securities, corporate securities, municipal securities and mortgage backed securities (MBS). The Company is closely monitoring its investments in these securities in light of recent price volatility in the market place. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2009. The Company will continue to monitor the market price of these securities and the default rates of the underlying assets and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

For the six month period ended June 30, 2009, the Company wrote down $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank, which was closed by the Office of the Comptroller of the Currency on May 1, 2009 and placed into receivership.  At June 30, 2008 there were no impairment write-downs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the six months and three months ending June 30, 2009 and 2008 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

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

HIGHLIGHTS

Net loss for the quarter ended June 30, 2009, was ($2,119,491) or ($.38) per weighted average basic share outstanding compared to a $469,668 net profit or $.09 per weighted average basic share outstanding for the quarter ended June 30, 2008.

On June 30, 2009, Waccamaw Bankshares, Inc. assets totaled $573,738,563 compared to $537,450,434 on December 31, 2008. Net loans were $369,466,884 compared to $378,882,889 on December 31, 2008. Total deposits on June 30, 2009 were $463,763,368 compared to $418,579,889 at the end of 2008. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 decreased by  $1,363,841 resulting in a June 30, 2009 book value of $4.79 per common share, down from $5.04 on December 31, 2008.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At June 30, 2009 and at December 31, 2008, the Bank had no investments classified as held to maturity. Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the six month period ended June 30, 2009, the Company wrote down $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank, which was closed by the Office of the Comptroller of the Currency on May 1, 2009 and placed into receivership.  At June 30, 2008 there were no impairment write-downs.

Investments in available for sale securities of $90,170,181 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2009.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $5,093,000 on June 30, 2009 and $4,281,000 on December 31, 2008.

LOANS

Net loans outstanding on June 30, 2009, were $369,466,884 compared to $378,882,889 on December 31, 2008.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $9,416,005 decrease in loans was due to weaker than expected loan demand in some of the market areas covered by Waccamaw Bank.  Although the aggregate total of loans has decreased, management is confident in the adequacy of the reserve through collateral documentation and internal controls related construction and development lending.

DEPOSITS

Deposits on June 30, 2009, were $463,763,368 compared to $418,579,889 on December 31, 2008. Interest-bearing accounts represented 92.7% of total deposits at June 30, 2009 and 91.4% of total deposits at December 31, 2008. The significant increase in deposits was the result of an increase in the amount of core deposits needed to pay down brokered deposits which start maturing in the third quarter of 2009.

LIABILITIES

Securities sold under agreements to repurchase on June 30, 2009, were $22,989,000 compared to $23,830,000 on December 31, 2008. Long-term debt on June 30, 2009 was $40,000,000 compared to $42,500,000 on December 31, 2008. All long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings at June 30, 2009 were $6,500,000 compared to $10,000,000 at December 31, 2008. Included in short-term borrowings at June 30, 2009 and December 31, 2008 were $2,500,000 and $6,000,000, respectively, funded by the Federal Home Loan Bank of Atlanta. Also included in other short-term borrowings at June 30, 2009 and December 31, 2008 were $1,000,000 which is funded by Nexity Bank that will mature on July 1, 2010 at the Prime lending rate. Also included in other short-term borrowings is $3,000,000 of subordinated notes funded by Nexity Bank that will mature on July 1, 2015 and that bear interest at 3-month LIBOR plus 350 basis points. Other liabilities at June 30, 2009 were $278,927 compared to $995,414 on December 31, 2008. This decrease was primarily due to a decrease in  accrual for income taxes.

The Company’s loan agreement with Nexity Bank, for the two debt obligations noted above, includes financial covenants requiring the Bank to maintain a minimum weighted average return on assets of greater than 0.35% on an annualized basis, maintain total equity capital of $43,499,000 at all times and the percentage of non-performing loans to gross loans shall not exceed 4.00%.  The Company did not meet these covenants through the second quarter of 2009, but obtained a waiver through June 30, 2009.  As such, both debt obligations have been classified in other short-term borrowings due to the covenant violations.

TRUST PREFERRED SECURITIES

In July 2008, the Company completed a private offering of trust preferred securities through a Delaware statutory trust sponsored by the Company. Waccamaw Statutory Trust II, wholly owned by the Company, issued $4.1 million of preferred securities. The proceeds from the offering have been used to continue to support Waccamaw Bank’s growth. The interest payable on the trust preferred securities resets quarterly, and is equal to LIBOR plus 4.00%. The underlying subordinated debt securities mature on October 1, 2038. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement.

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2009 was $26,480,314 compared to $27,844,155 at December 31, 2008. This $1,363,841 decrease was primarily due to unrealized losses on securities available for sale increasing $830,259, net of tax, and an operating loss of $2,255,030 for the six month period ended June 30, 2009. The Company and the Bank exceed all capital requirements under the applicable Federal regulations.

ASSET QUALITY

During 2008, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $2,639,196 provision was needed for quarter ended June 30, 2009. The increase in the provision is the result of an increase in non performing loans along with loans identified as impaired under SFAS 114 as discussed under “Fair Value”. As of June 30, 2009 the Bank identified $37.0 million in impaired loans.  Of these impaired loans, $29.3 million were identified to have impairment of $6.1 million. This compared to $25.2 million in impaired loans of which $22.8 million were identified to have impairment of $3.6 million at December 31, 2008.  The increase in impaired loans consisted of 11 business and development loan relationships totaling $9.9 million.

The allowance for loan losses on June 30, 2009, was $10,484,950 or 2.76% of period end loans compared to $7,187,981 and 1.86% at December 31, 2008. At June 30, 2009 the Bank had loans totaling $26,010,130 in nonaccrual status as compared to $8,190,679 at June 30, 2008. The increase in non-accrual loans includes increases in seventeen non-performing commercial real estate loans totaling $18.2 million. The largest non-accrual loan relationship totaled $4.3 million with the average balance for the one hundred six non-accrual loans totaling $245,000. At June 30, 2009 there was $329,878 in net charge-offs compared to $245,342 at June 30, 2008. There was $8,281 in repossessed assets at June 30, 2009 compared to $6,681 at June 30, 2008. At June 30, 2009 there was $731,087 in other real estate owned compared to $318,235 at June 30, 2008.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The Company reported a net loss of $2,119,491 or ($.38) per share for the three months ended June 30, 2009, as compared with net income of $469,668 or $.09 per basic share and diluted share for the three months ended June 30, 2008, a decrease of $2,589,159 or (551.3%) in net income. The Company had to write down $2,156,820 million in two single issue trust preferred securities and $152,656 of stock in Silverton Bank. The Company had significant decreases in net interest income in the second quarter of 2009 as compared to the second quarter of 2008. The decrease in net interest income can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans. The Company has reduced noninterest expenses as a result of cost cutting initiatives in salaries and employee benefits.

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

For the three months ended June 30, 2009, the net interest income of the Company was $2,841,184 compared to $3,499,156 for the three months ended June 30, 2008. The decrease in net interest income can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans.

PROVISION FOR LOAN LOSSES

The Company expensed $2,639,196 to the provision for loan losses in the second quarter of 2009, as compared to the $106,000 provision for loan losses in the second quarter of 2008. The increase in the provision was due to higher levels on nonperforming loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other nonperforming assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled ($233,472) for the three months ended June 30, 2009 as compared with $1,023,729 for the three months ended June 30, 2008. The principal reason for the decrease of $1,257,201 in total non-interest income for the current quarter was that the Company had write-downs of $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank. The Company had realized gains of $637,897, had increases in service charges in deposit accounts of $356,890, increases of $23,779 in earnings on bank owned life insurance and increases in other operating income of $54,425.  Decreases of $36,409 in fees from mortgage origination income from the continued slowdown in the housing market and decreases of $57,125 in financial services income accounted for the additional difference in non-interest income for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

NON-INTEREST EXPENSES

Non-interest expenses totaled $3,478,855 for the three months ended June 30, 2009, a decrease of approximately $292,000 or 7.7% over the $3,770,885 million reported for the three months ended June 30, 2008. For the three months ended June 30, 2009, personnel costs decreased by approximately $230,000, or 11.5% to $1,775,147 as compared to $2,005,588 for the three months ended June 30, 2008. Other expenses totaled approximately $831,763 for the three months ended June 30, 2009, a decrease of approximately $93,000 or 10.1% over the $925,084 reported for the three months ended June 30, 2008. The majority of the decreases resulted from the cost cutting initiatives in salaries and employee benefits. On May 22, 2009 the FDIC approved a final rule to impose a special assessment of 5 basis points (b.p.) on each bank’s total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund. This represented $253,000 in other expenses for the three months ended June 30, 2009.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of $1,390,848 for income taxes during the three months ended June 30, 2009 compared to a provision for income taxes of $176,332 for the three months ended June 30, 2008.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The Company reported a net loss of ($2,255,030) or ($.41) per basic share and diluted share for the six months ended June 30, 2009, as compared with net income of $980,011 or $.18 per basic share and diluted share for the six months ended June 30, 2008, a decrease of $3,235,041 or (330.1%) in net income. The Company had significant decreases in net interest income in the first six months of 2009 as compared to the first six months of 2008. The decrease in net interest income for the first six months of 2009 compared to 2008 can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans. The Company has reduced noninterest expenses as a result of cost cutting initiatives in salaries and employee benefits.

NET INTEREST INCOME

For the six months ended June 30, 2009, the net interest income of the Bank was $5,922,055 compared to $6,948,287 for the six months ended June 30, 2008. The decrease in net interest income can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans.

PROVISION FOR LOAN LOSSES

The Company expensed $3,626,846 to the provision for loan losses in the first six months of 2009, as compared to the $106,000 provision for loan losses in the first six months of 2008. The increase in the provision was due to higher levels on non performing loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $1,111,682 for the six months ended June 30, 2009 as compared with $2,106,516 for the six months ended June 30, 2008. The principal reason for the decrease of $994,834 in total non-interest income for the six months ended June 30, 2008 was that the Company had write-downs of $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank. The Company had realized gains of $870,677, had increases in service charges in deposit accounts of $362,386, increases of $91,059 in earnings on bank owned life insurance and increases in other operating income of $96,481.  Increases of $34,730 in fees from mortgage origination income and decreases of $100,245 in financial services income accounted for the additional difference in non-interest income for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

NON-INTEREST EXPENSES

Non-interest expenses totaled $7,303,807 for the six months ended June 30, 2009, a decrease of $330,042 or 4.3% of the $7,633,849 reported for the six months ended June 30, 2008. Substantially all of this decrease resulted from the cost cutting initiatives in salaries and employee benefits. For the six months ended June 30, 2009, personnel costs decreased by $420,447, or 10.2% to $3,705,035 as compared to $4,125,482 for the six months ended June 30, 2008.  Other expenses totaled $1,807,828 for the six months ended June 30, 2009, compared to $1,808,458 for the six months ended June 30, 2008. On May 22, 2009 the FDIC approved a final rule to impose a special assessment of 5 basis points (b.p.) on each bank’s total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund. This represented $253,000 in other expenses for the six months ended June 30, 2009.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of $1,641,886 for income taxes during the six months ended June 30, 2009 compared to a provision for income taxes of $334,943 for the six months ended June 30, 2008.

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

At June 30, 2009, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $150.2 million, which represents 26.2% of total assets.

GOODWILL IMPAIRMENT

Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (Statement 142), the Company is required to perform an impairment test each year to determine if goodwill is impaired. Since we adopted Statement 142, the annual impairment tests, which are performed as of April 28 each year, have not indicated impairment exists.

Statement 142 provides a two-step method to evaluate and calculate impairment. Step one requires estimation of the South Carolina unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, the Company is required to determine whether an impairment must be recorded and, if so, the amount of the impairment charge.

Based on the results of step one testing, there was no evidence of impairment for the Company’s $2,727,152 of goodwill. Therefore, no impairment of goodwill was recorded during the second quarter of 2009.

As of June 30, 2009, the market price of our common stock continued to trade below book value. If this situation persists or worsens, subsequent goodwill impairment tests may indicate that impairment exists. A write-off of impaired goodwill could have a significant impact on our consolidated income statement.

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

At the Company’s annual meeting of shareholders held on May 21, 2009, the shareholders (1.) Elected Dr. Maudie M. Davis, James E. Hill, Jr., Alan W. Thompson, and Neil Carmichael Bender, II to serve as directors of the Company. The number of shares issued, outstanding and entitled to vote at such meeting was 5,523,549 shares of common stock.

The following proposals were voted for:

Proposal 1 – Election of Directors
Dr. Maudie M. Davis	votes for 3,718,226	withheld -0-	abstain -0-
James E. Hill, Jr.	votes for 3,754,285	withheld -0-	abstain - 0-
Alan W. Thompson	votes for 3,776,461	withheld -0-	abstain - 0-
Neil Carmichael Bender, II	votes for 3,767,017	withheld -0-	abstain -0-

ITEM 6.     EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

4.1	Form of Series B Convertible Preferred Stock Certificate(3)

4.2	Form of Warrant Certificate(4)

4.3	Form of Warrant Agreement(5)

10.1	Change of Control Agreement with J. Daniel Hardy(6)

10.2	2008 Omnibus Stock Ownership and Long Term Term Incentive Plan(7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

(1)	Incorporated by reference from Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(2)	Incorporated by reference from Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(3)	Incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(4)	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(5)	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(6)	Incorporated by reference from Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(7)	Incorporated by reference from Exhibit 10.7 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date:	August 10, 2009	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Form of Series B Convertible Preferred Stock Certificate*

4.2	Form of Warrant Certificate*

4.3	Form of Warrant Agreement*

10.1	Change of Control Agreement with J. Daniel Hardy*

10.2	2008 Omnibus Stock Ownership and Long Term Term Incentive Plan*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Incorporated by reference