Form 10-Q
period 2009-09-30
WACCAMAW BANKSHARES INC
filed 2009-11-13
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
YES    ☐  NO   ☒

As of November 10, 2009 there were 5,544,422 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

		Page Number
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2009 (Unaudited)
	and December 31, 2008 (Audited)	1

	Consolidated Statements of Income, Nine Months Ended
	September 30, 2009 and September 30, 2008 (Unaudited)	2

	Consolidated Statements of Income, Quarters Ended
	September 30, 2009 and September 30, 2008 (Unaudited)	3

	Consolidated Statements of Cash Flows, Nine Months Ended
	September 30, 2009 and September 30, 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 4T.	Controls and Procedures	22

Part II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008

Assets

Cash and due from banks	$7,481,102	$8,947,752
Interest-bearing deposits with banks	5,113,077	2,684,741
Federal funds sold	20,890,000	4,281,000
Total cash and cash equivalents	33,484,179	15,913,493

Investment securities, available-for-sale	86,303,949	87,402,799
Restricted equity securities	4,041,350	4,131,906
Loans, net of allowance for loan losses of $9,562,301 in 2009, and $7,187,981 in 2008	360,824,683	378,882,889
Other real estate owned	5,453,713	956,832
Property and equipment, net	17,196,786	17,597,502
Goodwill	2,727,152	2,727,152
Intangible assets, net	280,222	416,194
Accrued income	2,053,028	2,448,477
Bank owned life insurance	18,381,823	17,834,763
Other assets	7,263,235	9,138,427
Total assets	$538,010,120	$537,450,434

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$38,515,011	$36,159,809
Interest-bearing deposits	386,263,156	382,420,080
Total deposits	424,778,167	418,579,889

Securities sold under agreements to repurchase	23,139,000	23,830,000
Other short-term borrowings	6,500,000	10,000,000
Long-term debt	40,000,000	42,500,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	1,077,885	1,328,976
Other liabilities	229,063	995,414
Total liabilities	508,096,115	509,606,279

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 7,311 and 28,184 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	120,483	464,476
Common stock, no par value; 25,000,000 shares authorized; 5,544,422 and 5,523,549 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	24,974,604	24,591,884
Retained earnings	7,670,171	8,907,591
Accumulated other comprehensive loss	(2,851,253)	(6,119,796)
Total stockholders’ equity	29,914,005	27,844,155
Total liabilities and stockholders’ equity	$538,010,120	$537,450,434

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Nine-months ended September 30, 2009 and September 30, 2008 (Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	Sept 30, 2009	Sept 30, 2008
Interest income
Loans and fees on loans	$15,977,468	$18,517,798
Federal funds sold	13,914	18,469
Investment securities, taxable	3,286,867	4,232,671
Investment securities, nontaxable	446,400	536,993
Total interest income	19,724,649	23,305,931

Interest expense
Deposits	7,445,004	10,357,456
Federal funds purchased and securities sold under agreements to repurchase	558,197	891,687
Short-term borrowings	253,318	270,545
Long-term borrowings	1,651,178	1,329,829
Total interest expense	9,907,697	12,849,517
Net interest income	9,816,952	10,456,414

Provision for loan losses	4,856,894	634,084
Net interest income after provision for loan losses	4,960,058	9,822,330

Non-interest income (loss)
Service charges on deposit accounts	2,263,858	1,583,581
Mortgage origination income	294,983	260,564
Income from financial services	110,423	200,240
Earnings on bank owned life insurance	547,060	406,038
Net realized gains on sale or maturity of investment securities	1,354,435	40,446
Impairment on investment securities	(2,319,476)	(1,853,572)
Other operating income	664,607	712,179
Total non-interest income	2,915,890	1,349,476

Non-interest expense
Salaries and employee benefits	5,441,093	6,176,312
Occupancy expense	1,566,101	1,449,299
Data processing	895,189	960,140
Amortization expense of intangible assets	145,471	214,052
Other expense	3,097,230	2,717,222
Total non-interest expense	11,145,084	11,517,025
Income (loss) before income taxes	(3,269,136)	(345,219)

Income tax expense (benefit)	(1,554,938)	(408,791)
Net income (loss)	$(1,714,198)	$63,572

Basic income (loss) per share	$(.31)	$.01
Diluted income (loss) per share	$(.31)	$.01
Weighted average shares outstanding	5,529,540	5,480,047
Diluted average shares outstanding	5,529,540	5,508,231

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Income
Quarter ended September 30, 2009 and September 30, 2008 (Unaudited)

	Quarter Ended	Quarter Ended
	Sept 30, 2009	Sept 30, 2008
Interest income
Loans and fees on loans	$5,488,874	$5,845,701
Federal funds sold	11,895	9,334
Investment securities, taxable	968,742	1,438,765
Investment securities, nontaxable	141,649	179,678
Total interest income	6,611,160	7,473,478

Interest expense
Deposits	2,235,730	3,109,265
Federal funds purchased and securities sold under agreements to repurchase	187,358	254,240
Short-term borrowings	81,563	69,445
Long-term borrowings	552,413	532,401
Total interest expense	3,057,064	3,965,351
Net interest income	3,554,096	3,508,127

Provision for loan losses	1,230,048	528,084
Net interest income after provision for loan losses	2,324,048	2,980,043

Non-interest income (loss)
Service charges on deposit accounts	886,191	568,300
Mortgage origination income	91,576	91,887
Income from financial services	56,251	45,823
Earnings on bank owned life insurance	195,787	145,824
Net realized gains on sale or maturity of investment securities	483,758	-
Impairment on investment securities	(10,000)	(1,853,572)
Other operating income	100,645	244,698
Total non-interest income (loss)	1,804,208	(757,040)

Non-interest expense
Salaries and employee benefits	1,736,058	2,050,830
Occupancy expense	519,374	512,982
Data processing	250,324	337,138
Amortization expense of intangible assets	46,119	73,462
Other expense	1,289,402	908,764
Total non-interest expense	3,841,277	3,883,176
Income (loss) before income taxes	286,979	(1,660,173)

Income tax expense (benefit)	(44,059)	(743,734)
Net income (loss)	$331,038	$(916,439)

Basic income (loss) per share	$.06	$(.17)
Diluted income (loss) per share	$.06	$(.17)
Weighted average shares outstanding	5,540,833	5,523,549
Diluted average shares outstanding	5,548,564	5,523,549

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Nine-months ended September 30, 2009 and September 30, 2008 (Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	Sept 30, 2009	Sept 30, 2008
Cash flows from operating activities

Net income (loss)	$(1,714,198)	$63,572
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Depreciation and amortization	704,609	727,106
Stock-based compensation	92,956	91,477
Provision for loan losses	4,856,894	634,084
Accretion of discount on securities, net of amortization of premiums	130,304	(5,442)
Gain on sale of investments	(1,354,435)	(40,446)
Impairment of investment securities	2,319,476	1,853,572
Income from bank owned life insurance	(547,060)	(406,038)
Changes in assets and liabilities:
Accrued income	395,449	146,383
Other assets	(185,660)	94,045
Accrued interest payable	(251,091)	(721,835)
Other liabilities	(766,349)	(1,451,388)
Net cash (used in) provided by operating activities	3,680,895	985,090

Cash flows from investing activities
Purchases of investment securities available-for-sale	(83,321,744)	(23,756,765)
Purchases of restricted equity securities	(62,100)	(871,200)
Principal repayments of investments available-for-sale	12,262,146	2,609,463
Net (increase) decrease in loans	8,478,686	(23,034,984)
Sales and maturities of investment securities available-for-sale	77,021,930	12,780,970
Investment in bank owned life insurance	-	(1,500,000)
Proceeds from the sale of other real estate owned	225,745	-
Purchases of property and equipment	(167,920)	(3,765,229)
Net cash (used in) providing investing activities	14,436,743	(37,537,745)

Cash flows from financing activities
Net increase in non-interest-bearing deposits	2,355,202	991,596
Net increase in interest-bearing deposits	3,843,076	29,411,493
Net decrease in securities sold under agreements to repurchase	(691,000)	(2,616,000)
Net increase in junior subordinated debentures	-	4,000,000
Repayments from short-term borrowings	(3,500,000)	(2,000,000)
Proceeds (repayments) of long-term debt	(2,500,000)	21,000,000
Net decrease in federal funds purchased	-	(15,429,300)
Proceeds from exercise of stock options	-	165,774
Excess tax benefit from stock options	-	184,011
Stock issuance costs	(54,230)	-
Net cash provided by financing activities	(546,952)	35,707,574
Net increase in cash and cash equivalents	17,570,686	(845,081)

Cash and cash equivalents, beginning	15,913,493	12,721,446
Cash and cash equivalents, ending	$33,484,179	$11,876,365

Supplemental disclosure of cash flow information
Interest paid	$10,158,788	$13,695,353
Taxes paid	$38,000	$1,754,200
Conversion of common stock to preferred stock	$343,993	$329,941

Adoption of Topic 715 of ASC (formerly EITF 06-4)	$-	$173,968
Cumulative effect adjustment of Topic 320 of ASC (formerly FAS 115-2), net of tax	$476,778	$-

Supplemental disclosure of noncash activities
Real estate acquired in settlement of loans	$4,722,626	$407,002

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The balance sheet at December 31, 2008 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of September 30, 2009 and December 31, 2008, and its results of operations  and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine months and three months ended September 30, 2009 and 2008 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008.

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

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, (including cash items in process of collection) interest-bearing deposits with banks which are considered to be cash equivalents and federal funds sold. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB ASC Topic 205.  Federal funds purchased are shown separately.

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

The allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank performs credit reviews of the loan portfolio and considers economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the balance of the allowance for loan losses.

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

SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date the financial statements were issued.  The subsequent events affecting the financial statements are discussed in Note 8.

NOTE 2. ADJUSTMENT TO EARNINGS

Due to a system error discovered during the October 2009, dating back to the second quarter of 2008 and extending to the second quarter of 2009, interest income on certain loan participations was understated by $552,151 and net income understated by $340,274. Interest income of $212,350 and net income of $130,480 relating to 2008 was corrected as an out-of period adjustment in the third quarter of 2009. The correction of this error affected both the asset account, “Interest accrual on loans” and income account “Interest income on commercial loans”, as this was an accrual entry only there were no cash transactions affected by this error.

The following table details the income and tax effect of the error on the affected previously issues financial statements:

	Nine-Months		Three-Months	Six-Months
	Ended	Year ended	Ended	Ended
	Sept. 30, 2008	2008	March 31, 2009	June 30, 2009
Interest income	$118,416	$212,350	$103,034	$339,801
Income tax expense	(45,649)	(81,870)	(36,470)	(130,007)
Net income impact of error	$72,767	$130,480	$66,564	$209,794

Net income (loss) as previously reported	$63,572	$(2,043,030)	$(135,539)	$(2,255,030)
Net income (loss), Pro Forma	$136,339	$(1,912,550)	$(68,975)	$(2,045,236)

As management has determined the impact of this error is not material to the previously issued financial statements, these statements will not be revised.

NOTE 3. EARNINGS PER SHARE

Earnings per share for the nine months and the quarters ended September 30, 2009 and 2008 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the nine months and the quarters ended September 30, 2009 and 2008 were calculated by dividing net income by the weighted average number of dilutive shares outstanding. For the nine months ended September 30, 2009 and three months ended September 30, 2008, there was no dilutive effect as the Company reported a loss on operations.

The following table details the computation of basic and diluted earnings per share:

	Nine-Months	Nine-Months
	ended	ended
	Sept 30, 2009	Sept 30, 2008

Net income (loss) (income available to common shareholders)	$(1,714,198)	$63,572

Weighted average common shares outstanding	5,529,540	5,480,047
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	-	28,184
Weighted average common shares outstanding, diluted	5,529,540	5,508,231

Basic earnings per share	$(.31)	$.01
Diluted earnings per share	$(.31)	$.01

	Quarter	Quarter
	ended	ended
	Sept 30, 2009	Sept 30, 2008

Net income (income available to common shareholders)	$331,038	$(916,439)

Weighted average common shares outstanding	5,540,833	5,523,549
Effect of dilutive securities, options	420	-
Effect of dilutive securities, preferred stock	7,311	-
Weighted average common shares outstanding, diluted	5,548,564	5,523,549

Basic earnings per share	$.06	$(.17)
Diluted earnings per share	$.06	$(.17)

At September 30, 2009 and September 30, 2008, the Company had 296,889 warrants outstanding. These warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. There were 313,768 anti-dilutive options at September 30, 2009 and 299,394 anti-dilutive options at September 30, 2008 which have been excluded from the diluted weighted shares outstanding. There were 321,077 anti-dilutive options for the three months ending September 30, 2009 and 311,810 anti-dilutive options for the three months ending September 30, 2008 which have been excluded from the diluted weighted shares outstanding.

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

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2009 and December 31, 2008 is as follows:

	Sept 30, 2009	December 31, 2008

Commitments to extend credit	$38,169,000	$41,067,000
Standby letters of credit	767,000	3,194,000

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 6.  FAIR VALUE

The Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), effective January 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to adjust at fair value other assets on a nonrecurring basis, such as loans held for sale and other certain assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2009, the Bank identified $29.4 million in impaired loans.  Of these impaired loans, $21.1 million were identified to have impairment of $4.8 million.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)
	Sept 30,
Description	2009	Level 1	Level 2	Level 3

Investment Securities
Available-for-Sale	$86,304	$-	$81,904	$4,400
Total assets at fair value	$86,304	$-	$81,904	$4,400

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

(Dollars in thousands)
	Sept 30,
Description	2009	Level 1	Level 2	Level 3

Loans	$16,290	$-	$-	$16,290
Other real estate owned	5,454	-	-	5,454
Goodwill	2,727	-	-	2,727
Total assets at fair value	$24,471	$-	$-	$24,471

The following table, which presents additional information about financial assets and liabilities measured at fair value at September 30, 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available
for Sale
Securities
(In thousands)

Balance, January 1, 2009	$3,939
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	830
Purchases, issuances, and settlements	(1,990)
Transfers in and/or out of Level 3	1,661
Balance, September 30, 2009	$4,440

FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2009 and December 31, 2008. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$7,481	$7,481	$8,948	$8,948
Interest-bearing deposits with banks	5,113	5,113	2,685	2,685
Federal funds sold	20,890	20,890	4,281	4,281
Investment securities	86,304	86,304	87,403	87,403
Restricted equity securities	4,041	4,041	4,132	4,132
Loans, net of allowance for loan losses	360,825	363,265	378,883	381,398

Financial Liabilities
Deposits	424,778	425,668	418,580	418,815
Securities sold under agreements to repurchase and federal funds purchased	23,139	22,989	23,830	23,830
Other short-term borrowings	6,500	6,455	10,000	10,000
Long-term debt	40,000	38,037	42,500	40,375
Junior subordinated debentures	12,372	12,000	12,372	12,000

NOTE 7. COMPREHENSIVE INCOME (LOSS)

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

	Nine-Months	Nine-Months
	ended	ended
	Sept 30, 2009	Sept 30, 2008

Net income (loss)	$(1,714,198)	$63,572

Other comprehensive loss:
Unrealized losses on available-for-sale investment securities	5,408,343	(7,272,989)
Tax effect	(1,663,021)	2,472,816
Total other comprehensive loss	3,745,322	(4,800,173)

Comprehensive income (loss)	$2,031,124	$(4,736,601)

	Quarter ended	Quarter ended
	Sept 30,	Sept 30,
	2009	2008

Net income (loss)	$331,038	$(916,449)

Other comprehensive loss:
Unrealized (losses) on available-for-sale investment securities	4,743,796	(4,455,935)
Tax effect	(1,828,733)	1,515,018
Total other comprehensive loss	2,915,063	(2,940,917)

Comprehensive income (loss)	$3,246,101	$(3,857,366)

NOTE 8.  SUBSEQUENT EVENT – SERIES B PREFERRED STOCK OFFERING

In December 2009, the Company is offering up to 400,000 shares of Series B Mandatory Convertible 6% Non-cumulative Perpetual Preferred Stock.  The Series B stock is being offered at a price of $25.00 per share, a liquidation amount of $25.00 per security, is convertible into eight shares of our common stock anytime after issue and mandatorily convertible on the third anniversary of its date of issuance. In a rights offering to shareholders, we are offering up to 300,000 shares of the Series B Mandatory Convertible 6% Non-cumulative Perpetual Preferred Stock to our shareholders as of a record date to be determined. Each shareholder has the right to purchase one share for every eighteen shares of common stock owned. In the public offering, we are offering any shares that are not purchased in the rights offering plus an additional 100,000 shares on a best efforts basis with McKinnon & Company, Inc. as the selling agent. We also reserve the right to increase the total number of shares being offered in the public offering by not more than 60,000 shares.

NOTE 9. INVESTMENT SECURITIES

Investments in available for sale securities of $86,303,949 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2009.

At September 30, 2009, we had 32 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) summarized below were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities is due to credit quality, as well as liquidity. As of September 30, 2009, both of our collateralized debt obligations (“CDOs”) have been downgraded  below investment grade by Moody’s.

After analyzing the expected cash flows, one of these CDOs was written down in the previous year. The remaining CDO is performing based on the expected cash flows and collateral coverage.  We have the intent and the ability to hold the remaining investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

The following is a summary of the securities portfolio by major classification at the dates presented.

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U. S. government agencies	$2,055,679	$18,335	$-	$2,074,014
Mortgage-backed securities	56,587,088	284,162	319,481	56,551,769
Municipal securities	13,192,777	96,901	696,473	12,593,205
Corporate Securities	18,332,480	158,163	3,405,682	15,084,961
	$90,168,024	$557,561	$4,421,636	$86,303,949

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U. S. government agencies	$10,500,000	$106,465	$-	$10,606,465
Mortgage-backed securities	40,090,699	824,260	4,582	40,910,377
Municipal securities	16,577,067	12,741	1,818,275	14,771,533
Corporate Securities	29,507,451	184,874	8,577,901	21,114,424
	$96,675,217	$1,128,340	$10,400,758	$87,402,799

Gross realized gains and losses resulting from the sale of securities for the six months ended September 30, 2009 and 2008 are as follows:

	Nine-Months	Nine-Months
	ended	ended
	Sept 30, 2009	Sept 30, 2008

Realized gains	$1,484,189	$53,464
Realized losses	(129,754)	(13,018)
	$1,354,435	$40,446

Gross realized gains and losses resulting from the sale of securities for the three months ended September 30, 2009 and 2008 are as follows:

	Quarter	Quarter
	ended	ended
	Sept 30, 2009	Sept 30, 2008

Realized gains	$507,772	$-
Realized losses	(24,014)	-
	$483,758	$-

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U. S. government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	24,076,071	319,481	-	-	24,076,071	319,481
Municipal securities	-	-	7,014,818	696,473	7,014,818	696,473
Corporate Securities	6,113,387	2,292,058	7,050,324	1,113,624	13,163,711	3,405,682

Total temporarily impaired securities	$30,189,458	$2,611,539	$14,065,142	$1,810,097	$44,254,600	$4,421,636

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U. S. government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	230,539	3,626	26,554	956	257,093	4,582
Municipal securities	8,046,371	625,298	5,162,622	1,192,977	13,208,993	1,818,275
Corporate Securities	15,692,445	6,583,894	2,080,803	1,994,006	17,773,248	8,577,900

Total temporarily impaired securities	$23,969,355	$7,212,818	$7,269,979	$3,187,939	$31,239,334	$10,400,757

The scheduled contractual maturities of securities (all available for sale) at September 30, 2009 and December 31, 2008 are as follows:
	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,322,937	$1,322,937	$3,213,907	$3,183,493
Due in one through five years	2,575,000	2,108,539	2,575,000	1,130,068
Due in five through ten years	1,002,288	944,511	4,502,600	4,600,165
Due after ten years	85,267,799	81,927,962	86,383,710	78,489,073
	$90,168,024	$86,303,949	$96,675,217	$87,402,799

The Company’s unrealized losses on other securities relate to its investment in bank-only pooled trust preferred securities, corporate securities, municipal securities and mortgage backed securities (MBS). The Company is closely monitoring its investments in these securities in light of recent price volatility in the marketplace. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2009. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

For the nine month period ended September 30, 2009, the Company wrote down $2,166,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank, which was closed by the Office of the Comptroller of the Currency on May 1, 2009 and placed into receivership.  For the nine month period ended September 30, 2008, the Company wrote down $1,853,572 in Federal Agency Preferred Securities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the nine months and three months ending September 30, 2009 and 2008 of Waccamaw Bankshares, Inc. This discussion should be read in conjunction with the financial statements and related notes included in this report.

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

HIGHLIGHTS

Net loss for the quarter ended September 30, 2009, was $331,038 or $.06 per weighted average basic share and diluted share outstanding compared to a ($916,439) net loss or ($.17) per weighted average basic share outstanding for the quarter ended September 30, 2008.

On September 30, 2009, Waccamaw Bankshares, Inc. assets totaled $538,010,120 compared to $537,450,434 on December 31, 2008. Net loans on September 30, 2009 were $360,824,683 compared to $378,882,889 on December 31, 2008. Total deposits on September 30, 2009 were $424,778,167 compared to $418,579,889 at the end of 2008. Stockholders’ equity after adjustments for unrealized losses on securities available for sale as required by SFAS No. 115 increased by  $2,069,850 resulting in a September 30, 2009 book value of $5.40 per common share, up from $5.04 on December 31, 2008.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At September 30, 2009 and at December 31, 2008, the Bank had no investments classified as held to maturity. Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the nine month period ended September 30, 2009, the Company wrote down $2,166,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank, which was closed by the Office of the Comptroller of the Currency on May 1, 2009 and placed into receivership.  For the nine month period ended September 30, 2008, the Company wrote down $1,853,572 million in Federal Agency Preferred Securities.

Investments in available for sale securities of $86,303,949 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2009.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $20,890,000 on September 30, 2009 and $4,281,000 on December 31, 2008.

LOANS

Net loans outstanding on September 30, 2009, were $360,824,683 compared to $378,882,889 on December 31, 2008.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. The $18,058,206 decrease in loans was due to weaker than expected loan demand in some of the market areas covered by Waccamaw Bank.

DEPOSITS

Deposits on September 30, 2009, were $424,778,167 compared to $418,579,889 on December 31, 2008. Interest-bearing accounts represented 90.9% of total deposits at September 30, 2009 and 91.4% of total deposits at December 31, 2008. The increase in deposits was the result of an increase in the amount of core deposits needed to pay down brokered deposits which started maturing in the third quarter of 2009.

LIABILITIES

Securities sold under agreements to repurchase on September 30, 2009, were $23,139,000 compared to $23,830,000 on December 31, 2008. Long-term debt on September 30, 2009 was $40,000,000 compared to $42,500,000 on December 31, 2008. All long-term debt is funded by the Federal Home Loan Bank of Atlanta. Short-term borrowings at September 30, 2009 were $6,500,000 compared to $10,000,000 at December 31, 2008. Included in short-term borrowings at September 30, 2009 and December 31, 2008 were $2,500,000 and $6,000,000, respectively, funded by the Federal Home Loan Bank of Atlanta. Also included in other short-term borrowings at September 30, 2009 and December 31, 2008 were $1,000,000 which is funded by Nexity Bank that will mature on July 1, 2010 at the Prime lending rate. Also included in other short-term borrowings is $3,000,000 of subordinated notes funded by Nexity Bank that will mature on July 1, 2015 and that bear interest at 3-month LIBOR plus 350 basis points. Other liabilities at September 30, 2009 were $229,063 compared to $995,414 on December 31, 2008. This decrease was primarily due to a decrease in accrual for income taxes.

The Company’s loan agreement with Nexity Bank, for the two debt obligations noted above, includes financial covenants requiring the Bank to maintain a minimum weighted average return on assets of greater than 0.35% on an annualized basis, maintain total equity capital of $43,499,000 at all times and the percentage of non-performing loans to gross loans shall not exceed 4.00%.  The Company did not meet these covenants through the third quarter of 2009, but obtained a waiver through September 30, 2009.  As such, both debt obligations have been classified in other short-term borrowings due to the covenant violations.

TRUST PREFERRED SECURITIES

In December 2003, the Company privately issued $8.0 million aggregate liquidation amount of floating rate trust preferred securities through Waccamaw Statutory Trust I, which was formed for the sole purpose of issuing the securities. We may redeem these trust preferred securities at our option with prior regulatory approval. In July 2008, the Company completed a private offering of trust preferred securities through a Delaware statutory trust sponsored by the Company. Waccamaw Statutory Trust II, wholly owned by the Company, issued $4.1 million of preferred securities. The proceeds from the offering have been used to continue to support Waccamaw Bank’s growth. The interest payable on the trust preferred securities resets quarterly, and is equal to LIBOR plus 4.00%.

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2009 was $29,914,005 compared to $27,844,155 at December 31, 2008. This $2,069,850 increase was primarily due to unrealized losses on securities available for sale decreasing $3,268,543, net of tax, offset by an operating loss of $1,714,198 for the nine month period ended September 30, 2009. The Company and the Bank exceed all capital requirements under the applicable Federal regulations.

ASSET QUALITY

During 2008, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $1,230,048 provision was needed for the quarter ended September 30, 2009. The increase in the provision is the result of an increase in non performing loans along with loans identified as impaired under SFAS 114 as discussed under “Fair Value”. As of September 30, 2009 the Bank identified $29.4 million in impaired loans.  Of these impaired loans, $21.1 million were identified to have impairment of $4.8 million. This compared to $25.2 million in impaired loans of which $22.8 million were identified to have impairment of $3.6 million at December 31, 2008.  The increase in impaired loans consisted of 14 business and development loan relationships totaling $13.2 million.

The allowance for loan losses on September 30, 2009, was $9,562,301 or 2.58% of period end loans compared to $7,187,981 and 1.86% at December 31, 2008. At September 30, 2009 the Bank had loans totaling $22,806,702 in nonaccrual status as compared to $12,333,662 at September 30, 2008. The increase in non-accrual loans includes increases in fifteen non-performing commercial real estate loans totaling $12.3 million. The largest non-accrual loan relationship totaled $4.2 million with the average balance for the ninety-two non-accrual loans totaling $248,000. At September 30, 2009 there was $2,482,575 in net charge-offs compared to $419,047 at September 30, 2008. There was $1,600 in repossessed assets at September 30, 2009 compared to $6,681 at September 30, 2008. At September 30, 2009 there was $5,453,713 in other real estate owned compared to $725,237 at September 30, 2008. The increase in other real estate owned consisted of 17 properties totaling $4.7 million.

In addition to the impact on our allowance for loan losses resulting from our loan portfolio rebalancing efforts, which have reduced our concentrations in construction and development sector loans, our refined allowance for loan losses methodology, as previously discussed, has resulted in an overall increase in the allowance for loan losses as a percent of total loans. In management’s judgment, an appropriate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The Company reported a net profit of $331,038 or $.06 per basic share and diluted share for the three months ended September 30, 2009, as compared with a net loss of ($916,439) or ($.17) per share for the three months ended September 30, 2008, an increase of $1,247,477 in net income. The Company had increases in net interest income in the third quarter of 2009 as compared to the third quarter of 2008. The increase in net interest income can primarily be attributed to the decrease of interest rates on deposits.  The Company has reduced noninterest expenses as a result of cost cutting initiatives in salaries and employee benefits.

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

For the three months ended September 30, 2009, the net interest income of the Company was $3,554,096 compared to $3,508,127 for the three months ended September 30, 2008. The increase in net interest income can primarily be attributed to the decrease of interest rates on deposits.

PROVISION FOR LOAN LOSSES

The Company expensed $1,230,048 to the provision for loan losses in the third quarter of 2009, as compared to the $528,084 provision for loan losses in the third quarter of 2008. The increase in the provision was due to higher levels on nonperforming loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other nonperforming assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $1,804,208 for the three months ended September 30, 2009 as compared with ($757,040) for the three months ended September 30, 2008. The principal reason for the increase of $2,561,248 in total non-interest income for the current quarter was that the Company had to write down $1,853,572 million in Federal Agency Preferred Securities for the three months ended September 30, 2008 and had a write down of $10,000 in a trust preferred security for the three months ended September 30, 2009. The Company had realized gains of $483,758, had increases in service charges in deposit accounts of $317,891, increases of $49,963 in earnings on bank owned life insurance and increases of $10,428 in financial services income.  Decreases of $144,053 in other operating income accounted for the additional difference in non-interest income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

NON-INTEREST EXPENSES

Non-interest expenses totaled $3,841,277 for the three months ended September 30, 2009, a decrease of approximately $42,000 or 1.1% over the $3,883,176 reported for the three months ended September 30, 2008. For the three months ended September 30, 2009, personnel costs decreased by approximately $315,000, or 15.3% to $1,736,058 as compared to $2,050,830 for the three months ended September 30, 2008. Other expenses totaled $1,289,402 for the three months ended September 30, 2009, an increase of approximately $381,000 or 41.9% over the $908,764 reported for the three months ended September 30, 2008. The FDIC expense increased $326,000 in other expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

PROVISION FOR INCOME TAXES

The Company provided $44,059 for income taxes during the three months ended September 30, 2009 and recognized an income tax benefit of $743,734 for the three months ended September 30, 2008.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The Company reported a net loss of ($1,714,198) or ($.31) per share for the nine months ended September 30, 2009, as compared with net income of $63,572 or $.01 per basic share and diluted share for the nine months ended September 30, 2008, a decrease of $1,777,770 in net income. The Company had decreases in net interest income in the first nine months of 2009 as compared to the first nine months of 2008. The decrease in net interest income for the first nine months of 2009 compared to 2008 can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans. The Company has reduced noninterest expenses as a result of cost cutting initiatives in salaries and employee benefits.

NET INTEREST INCOME

For the nine months ended September 30, 2009, the net interest income of the Bank was $9,816,952 compared to $10,456,414 for the nine months ended September 30, 2008. The decrease in net interest income can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans.

PROVISION FOR LOAN LOSSES

The Company expensed $4,856,894 to the provision for loan losses for the nine months ended September 30, 2009, as compared to the $634,084 provision for loan losses for the nine months ended September 30, 2008. The increase in the provision was due to higher levels on non performing loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $2,915,890 for the nine months ended September 30, 2009 as compared with $1,349,476 for the nine months ended September 30, 2008. The principal reason for the increase of $1,566,414 in total non-interest income for the nine months ended September 30, 2009 was that the Company had write-downs of $2,166,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank. The Company had realized gains of $1,354,435, had increases in service charges in deposit accounts of $680,277 and increases of $141,022 in earnings on bank owned life insurance.  Increases of $34,419 in fees from mortgage origination income, decreases of $89,817 in financial services income and decreases of $47,572 in other operating income accounted for the additional difference in non-interest income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

NON-INTEREST EXPENSES

Non-interest expenses totaled $11,154,084 for the nine months ended September 30, 2009, a decrease of $371,941 or 3.2% of the $11,517,025 reported for the nine months ended September 30, 2008. Substantially all of this decrease resulted from the cost cutting initiatives in salaries and employee benefits. For the nine months ended September 30, 2009, personnel costs decreased by $735,219, or 11.9% to $5,441,093 as compared to $6,176,312 for the nine months ended September 30, 2008.  Other expenses totaled $3,097,230 for the nine months ended September 30, 2009, compared to $2,717,222 for the nine months ended September 30, 2008. On May 22, 2009 the FDIC approved a final rule to impose a special assessment of 5 basis points (b.p.) on each bank’s total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund. This represented $253,000 in other expenses for the nine months ended September 30, 2009.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of $1,554,938 for income taxes during the nine months ended September 30, 2009 compared to a benefit for income taxes of $408,791 for the nine months ended September 30, 2008.

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

At September 30, 2009, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $119.8 million, which represents 22.3% of total assets.

GOODWILL IMPAIRMENT

Under the provisions of FASB ASC 350, Goodwill and Other (“ASC 350”), the Company is required to perform an impairment test each year to determine if goodwill is impaired. Since we adopted ASC 350, the annual impairment tests, which are performed as of April 28 each year, have not indicated impairment exists.

ASC 350 provides a two-step method to evaluate and calculate impairment. Step one requires estimation of the South Carolina unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, the Company is required to determine whether an impairment must be recorded and, if so, the amount of the impairment charge.

Based on the results of step one testing, there was no evidence of impairment for the Company’s $2,727,152 of goodwill. Therefore, no impairment of goodwill was recorded during the second quarter of 2009.

As of September 30, 2009, the market price of our common stock continued to trade below book value. If this situation persists or worsens, subsequent goodwill impairment tests may indicate that impairment exists. A write-off of impaired goodwill could have a significant impact on our consolidated income statement.

FORWARD – LOOKING INFORMATION

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,”  “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

ITEM 4T.	CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. During the third quarter of 2009, the Company identified a control deficiency that did not materially affect the financial statements at September 30, 2009. This control deficiency has been corrected through the Company’s internal control procedures.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On the normal course of business, Waccamaw Bankshares’ subsidiary, Waccamaw Bank, may be named as a party in legal disputes.

ITEM 6.     EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

4.1	Form of Series B Convertible Preferred Stock Certificate(3)

10.1	Change of Control Agreement with J. Daniel Hardy(6)

10.2	Dividend Reinvestment Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

(1)	Incorporated by reference from Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(2)	Incorporated by reference from Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(3)	Incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(4)	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(5)	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.
(6)	Incorporated by reference from Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160436, as filed with the Commission on July 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: November 12, 2009	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Form of Series B Convertible Preferred Stock Certificate*

10.1	Change of Control Agreement with J. Daniel Hardy(6)

10.2	Dividend Reinvestment Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

* Incorporated by reference