Form 10-Q/A
period 2009-09-30
WACCAMAW BANKSHARES INC
filed 2009-11-13
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

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

HIGHLIGHTS

Net income for the quarter ended September 30, 2009, was $331,038 or $.06 per weighted average basic share and diluted share outstanding compared to a ($916,439) net loss or ($.17) per weighted average basic share outstanding for the quarter ended September 30, 2008.

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