Form 10-K
period 2009-12-31
WACCAMAW BANKSHARES INC
filed 2010-04-15
CIK 1144686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

COMMISSION FILE NUMBER 001-33046

WACCAMAW BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	52-2329563
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

110 NORTH J. K. POWELL BOULEVARD
WHITEVILLE, NORTH CAROLINA	28472
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (910) 641-0044

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Warrants to purchase shares of common stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, NO PAR VALUE

WARRANTS TO PURCHASE SHARES OF COMMON STOCK

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
☐ Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if
a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the NASDAQ Global Select Market on June 30, 2009 was $18,119,696. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of March 19, 2010, the Registrant had outstanding 5,551,183 shares of Common Stock.

Documents incorporated by reference	Where incorporated

Annual report to stockholders for the fiscal year ended December 31, 2009	Part II

Proxy statement for the 2010 annual meeting of stockholders	Part III

FORM 10-K CROSS-REFERENCE INDEX

PART I

ITEM 1 – BUSINESS

Note Regarding Forward-Looking Statements

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,”  “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•
results of examinations of us by the Federal Reserve Bank and the North Carolina Banking Commission or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write down assets;

•	recent and future bail out actions by the government;

•	our ability to control operating costs and expenses;

•	governmental action as a result of our inability to comply with regulatory orders and agreements;

•	Asset/liability matching risks and liquidity risks;

•	our ability to manage loan delinquency rates;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation;

•	increased competitive pressures in the banking industry;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board;

•	changes in our borrowers’ performance on loans;

•	Changes in critical accounting policies and judgments;

•	Changes in the equity and debt securities markets;

•	Fluctuations of our stock price;

•	Success and timing of our business strategies;

•	Political developments, wars or other hostilities that may disrupt or increase volatility in securities markets or otherwise affect economic conditions;

Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this annual report.  We do not assume any obligation to revise forward-looking statements except as may be required by law.

General

Waccamaw Bankshares, Inc. (the “Company”) was formed during 2001 as a bank holding company chartered in the State of North Carolina.  On July 1, 2001, the Company acquired all the outstanding shares of Waccamaw Bank (the “Bank”) in a tax-free reorganization.  To date, the only business activities of the Company consist of the activities of the Bank.

Waccamaw Bank was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997.  The Bank currently serves Columbus County, North Carolina and surrounding areas through three banking offices, Brunswick County through seven banking offices, New Hanover County through one banking office, Bladen County through one banking office, and Lancaster County, South Carolina through one banking office and Horry County through four banking offices.  As a state-chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the North Carolina Office of the Commissioner of Banks and the Federal Reserve.

Regulatory Actions

We expect to enter into a written agreement with the Federal Reserve by the end of the second quarter of 2010, but do not know the exact contents of the written agreement at this time. This is a type of formal supervisory agreement with our primary federal banking regulator. We expect that we will be required by the written agreement to establish and submit the following to the Federal Reserve:

•	a written program to reevaluate allowance for loan loss methodologies and calculations and to improve our methodology for identifying, rating, assigning, monitoring, and reviewing credit risks;
•	a written plan to strengthen our credit risk management practices, particularly in our commercial real estate, construction and development and home equity line of credit portfolio;
•	a written plan to strengthen our management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations in light of current market conditions;
•	an independent audit of certain credit relationships; and
•	a written plan to ensure the adequacy of reports provided to the board of directors and to improve oversight of our risks and risk management practices.

Any written plans, programs, or assessments required by the written agreement with the Federal Reserve will require approval by the Federal Reserve and prompt implementation by us upon receiving such approval. The written agreement may also restrict us from taking certain actions without the prior approval of the Federal Reserve, including:

•	declaring or paying dividends;
•	taking dividends or other payments from Waccamaw Bank;
•	making distributions of interest, principal, or other sums on trust preferred securities.

Market Area

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

Columbus County is located in the southeastern portion of North Carolina near the South Carolina border.  Whiteville, the largest city in the county, is approximately 45 miles west of Wilmington, North Carolina, 150 miles southeast of Charlotte, North Carolina, and 45 miles north of Myrtle Beach, South Carolina.  These cities all have national or regional airports.

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

Bladen County is adjacent to Columbus County to the north.  Elizabethtown, the largest city in the county, is approximately 50 miles northwest of Wilmington and 80 miles northwest of Myrtle Beach.

Lancaster County is located near the middle of the state near the North Carolina border and approximately 40 miles south of Charlotte, North Carolina and fifty miles north of Columbia. These cities all have national or regional airports.

Horry County is located in the northeastern portion of South Carolina near the North Carolina border.  Myrtle Beach, the largest city in the county, has a diversified economy which includes tourism, manufacturing, medical and retail industries.

The principal components of the economy in our market area are manufacturing, agriculture and tourism.  Manufacturing employment is concentrated in the wood products and textile industries.  The primary agriculture products are tobacco and hogs.

Competition

The primary business activity of the Company is commercial banking. This activity is conducted by the Bank which is the wholly owned subsidiary of the Company.

Banking is a highly competitive industry.   The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered.  The Bank encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in the Bank’s market area. At June 30, 2009 (the most current data provided by the FDIC Deposit Market Share Report), there were 15 offices of 6 other commercial banks operating in Columbus County, 45 offices of 12 other commercial banks operating in Brunswick County, 78 offices of 19 other commercial banks operating in New Hanover County, 7 offices of 5 other commercial banks operating in Bladen County, 10 offices of 5 other commercial banks operating in Lancaster County and 134 offices of 26 other commercial banks operating in Horry County.  In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank.  Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust and international banking services, that the Company cannot or will not provide.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

In addition, we expect to enter into a written agreement with the Federal Reserve in the near future. Although we do not know the exact contents of the written agreement at this time, it will impose additional requirements and restrictions on our operations. These restrictions may have an adverse effect on our business and earnings.

Federal Bank Holding Company Regulation (Financial Holding Company Regulations)

The Company is a bank holding company within the meaning of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). Under the GLB Act, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the GLB Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve considers to be closely related to banking.

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

“Investments, Control, and Activities.” With certain limited exceptions, the BHCA requires every holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such an acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations there under, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the holding company.  In the case of the Company, under Federal Reserve regulations there will be a rebuttable presumption of control if a person acquires at least 10% of the outstanding shares of any class of voting securities.

“Source of Strength; Cross-Guarantee.” In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank which the Company controls, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.  The Bank is the only bank currently controlled by the Company.

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

The Bank is subject to capital requirements and limits on activities established by the Federal Reserve.  Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, in such terms as defined therein, of 4.0% and total risk-based capital of 8.0%.  In addition, the Bank is required to provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (leverage ratio) equal to 3.0%, plus an additional cushion of one to two percent if the Bank has less than the highest regulatory rating.  The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirements and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund.  With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund of the FDIC.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the standard minimum deposit insurance amount (the “SMDIA”) from $100,000 to $250,000 per depositor until December 31, 2009.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. On January 1, 2014, the SMDIA will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor, unless a new law is enacted before then to extend the increased deposit insurance limits.

The FDIC has amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk Category I contains well-capitalized banks with only a few minor weaknesses.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  Assessment rates are determined by the FDIC and currently range from 5 to 7 basis points annually of assessable deposits for the healthiest institutions (Risk Category I) to 43 basis points for the riskiest (Risk Category IV).  The FDIC may adjust assessment rates from one quarter to the next, except that no single adjustment can exceed 3 basis points.  The Bank’s quarterly Deposit Insurance Fund assessments during the year ended December 31, 2009 ranged from 8 to 23 basis points of assessable deposits.

The Reform Act also provided for a one-time credit for eligible insured institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, one-time credits are used to offset quarterly assessments until exhausted.  The Bank did not qualify for this credit because it commenced operations after December 31, 1996.  The Reform Act also provided that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system.  The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions named the Transaction Account Guarantee Program (“TAG”).  All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier.  The Bank elected to opt out of the Debt Guarantee Program.  The Bank elected to participate in the TAG Program and as a result, does not anticipate a material increase in its deposit insurance premiums.  On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010.

On May 22, 2009, the FDIC announced that it would levy a special assessment on insured institutions as part of its effort to rebuild the Deposit Insurance Fund. The special assessment equaled five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The amount of the Bank’s special assessment was $265,697.

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments are designed to provide the FDIC with additional liquid assets for the Deposit Insurance Fund, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions.  The FDIC projected that if no action is taken, its liquidity needs to resolve failures could exceed its liquid assets beginning in the first quarter of 2010.  The prepaid assessment for all insured institutions was collected on December 30, 2009.  For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on September 30, 2009.  That rate will be increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the Bank paid a $4.25 million prepaid assessment and it will be accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes.  On a quarterly basis after December 31, 2009, the Bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank.

The FDIC has authority to further increase deposit insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank.  Management cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

The earnings of the Bank are affected significantly by the policies of the Federal Reserve Board, a federal agency which regulates the money supply in order to mitigate recessionary and inflationary pressures.  Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in the reserve requirement against bank deposits.  These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

Material Customers

Deposits are derived from a broad base of customers in the Company’s market area.  No material portion of deposits has been obtained from a single person or a group of persons.  Management does not believe the loss of any one customer would have a material adverse effect on the business of the Company.

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

Employees

The Company had no compensated employees.  The Bank presently has 137 full-time equivalent employees consisting of 129 full-time employees and 16 part-time employees.

ITEM 1A – RISK FACTORS

ITEM 1B – UNRESOLVED STAFF COMMENTS

ITEM 2 - PROPERTIES

The Bank has three branches in Columbus County, North Carolina, including one in Whiteville, one in Tabor City, and one in Chadbourn. The Whiteville branch is located at 110 North J.K. Powell Boulevard, Whiteville, North Carolina, in a 12,000 square foot building that includes three drive-up lanes and an ATM. The Company purchased the land on which this facility is located for $233,318 from a Company director. This transaction was effected at arm’s length and management believes the purchase price was at or below fair market value. Construction was completed in April 2001 at a cost of $1.8 million.

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

The Chadbourn branch is a one-story brick building with approximately 2,500 square feet of floor space that was leased following a Centura branch acquisition.  The Bank has a five-year lease with the option to renew for five additional terms of five years each.  The branch also has drive-up facilities.

The Bank has seven branches located in Brunswick County, two in Shallotte, North Carolina, one in Holden Beach, North Carolina, two in Southport, North Carolina, one in Ocean Isle, North Carolina and one in Oak Island, North Carolina.  The Shallotte Main Street branch is housed in a 2,521 square foot facility that includes two drive-up lanes and an ATM.  The building is leased for a term of five years beginning on February 1, 2010.  The Bank has the option to renew the lease for two additional terms of five years.

The Shallotte Smith Street branch is housed in a 3,515 square foot facility that includes one drive-up lane and an ATM. The land and building were purchased at a cost of $2.2 million in September 2007 from BB&T.

The Holden Beach branch is housed in a 1,200 square foot facility that includes one drive-up lane and an ATM.  The building is leased for a term of five years beginning on October 10, 2005.  The Bank has the option to renew the lease for four additional terms of five years.

The Southport Howe Street branch is housed in a 1,860 square foot facility. The land and building are leased for a term of five years beginning on March 1, 2010. The Bank has the option to renew the lease for four additional terms of five years.

The Southport Supply Road branch is housed in a 3,858 square foot facility. The construction was completed in December 2006 at a cost of $1.2 million. The land is leased for a term of five years beginning on March 1, 2010.  The Bank has the option to renew the lease for four additional terms of five years.

The Oak Island branch is housed in a 2,490 square foot facility. The land and building were purchased from BB&T at a cost of $1.5 million. The facility has one drive-up lane and an ATM.

The Elizabethtown branch is housed in a 2,016 square foot facility. The land is leased for a term of five years beginning on November 7, 2005.

The Kerr Avenue branch in Wilmington is housed in a 3,000 square foot facility that includes two drive-up lanes and an ATM.  The building is leased for a term of five years beginning on August 1, 2009.  The Bank has a five year lease with the option to renew for four additional terms of five years.

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

ITEM 4 –RESERVED

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s articles of incorporation authorize it to issue up to 25,000,000 shares of common stock, no par value, of which 5,551,183 shares were issued and outstanding as of March 19, 2010.  The stock is listed on the NASDAQ Global Market under the symbol “WBNK”.

The approximate number of holders of the Company’s shares of common stock as of March 19, 2010 is 2,800.  There were 550 shares issued and outstanding of the Company’s Series A convertible preferred stock as of March 19, 2010.

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

Set forth below are the approximate high and low (bid quotations/sales price), known to the management of the Bank, for each quarter in the last two fiscal years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2009		2008
	High	Low	High	Low
First Quarter	$6.74	$2.22	$11.00	$9.25
Second Quarter	4.67	2.50	9.99	8.70
Third Quarter	4.40	2.85	9.94	6.11
Fourth Quarter	4.97	2.85	9.08	5.00

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

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

The shares of Series A Preferred Stock, issued in connection with the unit placement, are convertible to shares of common stock of the Company at the election of the holder of the Series A Preferred Stock on a date which is not before one year and one day after the units were first issued or at the election of the Company if the holders of the Preferred Stock would be afforded any voting rights under North Carolina law.  The warrants may be converted into shares of common stock upon the payment by the holder of the exercise price of $21.82 per share (adjusted for 11 for 10 stock split in 2007).  The warrants may be exercised at any time before 5:00 p.m., Eastern Standard Time, September 30, 2009.  On September 25, 2009, an amendment to the warrant agreement extended the exercise period of the warrants until September 30, 2014. All other provisions of the warrant agreement are unchanged and remain in full force and effect.

ITEM 6 – SELECTED FINANCIAL DATA

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference to the Company’s 2009 annual report to stockholders, pages 43 - 63.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and the Report of independent registered public accounting firm set forth on pages 7 through 42 of the Company’s 2009 Annual Report to Stockholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of December 31, 2009 and 2008

2.	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

3.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

5.	Notes to Consolidated Financial Statements

6.	Report of Independent Registered Public Accounting Firm

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Waccamaw Bankshares, Inc. and Subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) of the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate due to changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on that framework.

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

ITEM 9B – OTHER INFORMATION

There was no information required to be disclosed by the Company in a report on form 8-K during the fourth quarter of 2009 that was not so disclosed.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, pages 3-4 and 14-27.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to its directors and to all of its executive officers, including without limitation its principal executive officer and principal financial officer.  A copy of the Company’s Code of Ethics is provided at the Company’s website: www.waccamawbank.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, pages 18-27.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, pages 3-4.

Set forth below is certain information regarding the Company’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	611,188	$18.15	680,973

Equity compensation plans not approved by security holders	None	None	None

Total	611,188	$18.15	680,973

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, pages 17 and 20.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, page 28
13

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as Part of this Report

(1) Financial Statements. The following financial statements are filed as a part of this report:

Consolidated balance sheets at December 31, 2009 and 2008

Consolidated statements of operations for the years ended December 31, 2009 and 2008

Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2009 and 2008

Consolidated statements of cash flows for the years ended December 31, 2009 and 2008

Notes to consolidated financial statements

Reports of independent registered public accounting firms

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) Exhibits. The following exhibits are filed as part of this report:

3.1
Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form S-1, Registration No. 333-160435, as filed with the Commission on July 2, 2009)

3.2	Bylaws of Registrant (filed herewith)

4
Form of Common Stock Certificate (incorporated by reference from Exhibit 4 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Commission on March 29, 2002)

10.1
Employment Agreement with James G. Graham (incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.2
Change of Control Agreement (incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.3	Change of Control Agreement with J. Daniel Hardy (incorporated by reference from Exhibit 10.3 of Registrant’s Form S-1, Registration No. 333-160435, filed with the Commission on July 2, 2009)*

10.4
Executive Supplemental Retirement Plan Agreement (incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.5
Director Supplemental Retirement Plan (incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.6
Director Supplemental Retirement Plan Agreement (incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.7
2008 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-153327, as filed with the Commission on September 4, 2008)

10.8
Amended and Restated Trust Agreement of Waccamaw Statutory Trust II (incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)

10.9
Guarantee Agreement (incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)

10.10	Indenture (incorporated by reference from Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)

13	Annual Report to Stockholders (filed herewith)

21	Subsidiaries of Registrant (filed herewith)

23.1	Consent of Elliott Davis, PLLC (filed herewith)

23.2	Consent of Dixon Hughes PLLC (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act (filed herewith)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

99	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (to be filed with the Commission pursuant to Rule 14a-6)

* Management contract or compensatory plan or arrangement

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this report or incorporated by reference herein.

(c) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the annual report to shareholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

April 15, 2010	/s/ James G. Graham
Date	James G. Graham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Graham	President, Director and	April 15, 2010
James G. Graham	Chief Executive Officer

/s/ Neil C. Bender, II	Director	April 15, 2010
Neil C. Bender

/s/ M. B. “Bo” Biggs	Director	April 15, 2010
M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	April 15, 2010
Dr. Maudie M. Davis

/s/ Monroe Enzor, III	Director	April 15, 2010
Monroe Enzor, III

/s/ James E. Hill, Jr.	Director	April 15, 2010
James E. Hill, Jr.

/s/ Alan W. Thompson	Director, Chairman	April 15, 2010
Alan W. Thompson	of the Board

/s/ Dale Ward	Director	April 15, 2010
Dale Ward

/s/ J. Densil Worthington	Director	April 15, 2010
J. Densil Worthington

/s/ Brian Campbell	Director	April 15, 2010
Brian Campbell

/s/ David A. Godwin	Chief Financial and Principal	April 15, 2010
David A. Godwin	Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant

4	Form of Common Stock Certificate*

10.1	Employment Agreement with James G. Graham*

10.2	Change of Control Agreement*

10.3	Change of Control Agreement with J. Daniel Hardy*

10.4	Executive Supplemental Retirement Plan Agreement*

10.5	Director Supplemental Retirement Plan*

10.6	Director Supplemental Retirement Plan Agreement*

10.7	2008 Omnibus Stock Ownership and Long Term Incentive Plan*

10.8	Amended and Restated Trust Agreement of Waccamaw Statutory Trust II*

10.9	Guarantee Agreement*

10.10	Indenture*

13	Annual Report to Stockholders

21	Subsidiaries of Registrant

23.1	Consent of Elliott Davis, PLLC

23.2	Consent of Dixon Hughes PLLC

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act

99	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders**

*Incorporated by reference
** To be filed with the Commission pursuant to Rule 14a-6

INTRODUCTION

Table of Contents

Introduction	1

Statement of Mission	2

Significant Trends	3

Financial Highlights Summary	4

Shareholder Letter	5

Consolidated Balance Sheets	7

Consolidated Statements of Operations	8

Consolidated Statements of Changes in Stockholders' Equity	9

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11

Report of Independent Registered Public Accounting Firms	42

Management’s Discussion and Analysis	44

Stockholder Information	67

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
• to care for a quality staff that supports this mission.

Significant Trends

Financial Highlights Summary1

	2009	2008	2007	2006	2005
Summary of Operations

Interest income	$25,889	$30,485	$31,637	$25,379	$18,228
Interest expense	(12,536)	(16,934)	(16,296)	(11,226)	(7,536)
Net interest income	13,353	13,551	15,341	14,153	10,692

Provision for loan losses	(16,580)	(2,990)	(386)	(1,450)	(1,370)
Other income	3,908	966	3,443	2,581	2,269
Other expense	(18,515)	(15,397)	(12,440)	(9,422)	(6,967)
Income tax (expense) benefit	3,628	1,827	(2,049)	(2,210)	(1,589)
Net income (loss)	$(14,206)	$(2,043)	$3,909	$3,652	$3,035

Per Share Data[2]

Basic income (loss) per share	$(2.57)	$(.37)	$.73	$.71	$.61
Diluted income (loss) per share	(2.57)	(.37)	.72	.69	.58
Book value	3.09	5.04	6.44	5.77	4.48

Average Balance Sheet Summary

Loans, net	$368,458	$376,747	$332,451	$279,625	$238,579
Securities	92,344	105,819	65,454	46,561	31,257
Total assets	558,618	539,468	438,579	356,675	302,381
Deposits	442,959	415,711	354,512	298,324	252,994
Stockholders’ equity	28,886	33,460	33,501	25,945	20,254

Selected Ratios

Average equity to average assets	5.17%	6.20%	7.64%	7.27%	6.70%
Return on average assets	(2.54%)	(.38%)	.89%	1.02%	1.00%
Return on average equity	(49.18%)	(6.11%)	11.67%	14.07%	14.98%

1   In thousands of dollars, except per share data.
2   Adjusted for the effect of 11 for 10 stock split in 2007.

Shareholder Letter

Dear Shareholders, Clients and Friends:

Enduring. Tenacious. Sustaining. Determined. Resourceful, Dedicated.

These are some of the words you will find printed throughout the 2009 report.  Indeed, our Nation’s economy has suffered through the worse economic downturn since the Great Depression. Despite the traumatic year our company experienced, Waccamaw Bank remains well capitalized, the highest capital rating assigned by bank regulatory authorities and has endured the effects of the turmoil in our country’s economy. Likewise, our bank suffered severely during 2009 and is reporting a net loss of $14,205,532 for the year. Through the enduring, tenacious and determined resources of our dedicated staff, our bank is making strong improvements in our company’s future.

Without question, 2009 was the most challenging period in our Company’s history with the previous eighteen months being an extremely stressful economic time.  Despite these turbulent times, we again reiterate the Bank has maintained capital ratios above the standards established for a bank to be classified as a “well capitalized” bank; the highest capital rating achievable.   Our bank is very proud to say we did so without any Federal assisted capital from the Trouble Assets Relief Program (TARP); which was a significant distinction from many of our market’s major competitors.

Waccamaw’s financial performance was overshadowed by several factors that are explained below.  We are pleased, however, with the core performance of our banking operations as we have increased our market share and our customer base substantially while improving our critical funding sources during 2009.

Below is the consolidated statement of operations of December 31, 2009 compared to the year ended December 31, 2008.  This should put in very clear numbers what happened to our bank in 2009.  Following this is a detailed explanation for each following the breakdown.

•	$14,205,532 net loss of for 2009 versus net loss of $2,043,030 in 2008
•	Interest expense decreased 26.0% to $12.5million from $16.9 million
•	Interest income decreased 15.1% to $25.9 million from $30.5 million
•	Net interest income decreased 1.5% to $13.4 million from $13.6 million
•	Provision for loan losses increased 454% to $16.6 million from $3.0 million
•	Deferred tax asset valuation allowance $3,652,441
•	Goodwill impairment charge of $2.7 million
•	Allowance for loan losses increased 41%. Increase as percentage of loans to 2.90% from 1.86%

Here are some additional details regarding some of the numbers above.

The goodwill impairment charge was the company’s goodwill associated with the acquisition of a South Carolina financial institution in 2006.  This charge is a non-cash accounting transaction that will not effect cash flows, liquidity, tangible capital ratios, or the Company’s ability to conduct business.  The charge is primarily due to the current state of the financial markets and Waccamaw Bankshares stock price performance in 2009.  The Company’s market capitalization has been less than its recorded book value and as a result, assumptions used in testing this intangible asset determined the impairment was appropriate.

In a similar manner, the charge down of the Company’s tax deferred asset, is a non-cash charge, that does not affect cash flows or liquidity.  A tax deferred asset is primarily comprised of future tax benefits associated with the allowance for loan losses, actual loan losses, and other items.  After analysis, it was determined that the non-cash valuation allowance was appropriate.  In future profitable periods, this charge may be reversed should testing prove it to be reasonable.

Because of the prolonged economic downturn and asset quality trend, the Company has undertaken extensive loan portfolio review resulting in a significant increase in the reserve for provisional loan losses. It is our belief that increased non-performing assets, net charge-offs, and the significant increase in provision for loan loses is the proper response to the economic environment in our market.  The Bank has recognized loan losses and impairments in an appropriate manner that will serve to improve portfolio performance in future periods. A tax refund of approximately $5 million has been included in our other assets and will be converted to earning assets upon receipt.

See Notes to Consolidated Financial Statements

Shareholder Letter

At December 31, 2009, net loans were $340.0 million, a decrease of 10.3% compared to $378.9 million as of December 31, 2008.  Total deposits were $433.5 at December 31, 2009, a 3.6% increase over the year earlier figure of $418.6 million.

Waccamaw Bank remains focused on our strategic effort to become the strongest community bank in the coastal region of the Carolinas.  The good news for our region is that we have begun to recover from this long and painful recession and look forward to reporting strong operating results in the future. To be sure any recovery that is sustainable will never take our country back to the same ‘business as usual’ practices; from Wall Street to Main Street.

During 2009, our bank implemented a number of efficiencies to lower our expenses and costs. Through diligent efforts by our entire staff, we were able to create over $1.5 million in cost saving measures.  Most of these savings came from a reduction in payroll, benefits, and cut backs in other areas of our day to day expenses.

We have endured a most traumatic time in the history of Waccamaw Bank and indeed in the last half century and remain at a “well capitalized” position.  Our newer offices are gaining financial strength and are achieving a stronger level of profitability each and every month.  We would like to take this time to thank our dedicated shareholders for their loyalty to the bank.  We are confident of our financial future as we move forward.

It is with a great deal of gratitude and appreciation we thank our loyal, hard-working staff for the tumultuous year we have all endured.  As we reduced overhead expenses to create additional efficiencies, our fine employees were asked to give more than ever before.  We can’t over emphasize the answer to the call they made.  We are humbled by their ongoing dedication to their clients, shareholders, fellow coworkers and communities. Without question, our Company’s future performance will be the result of their untiring and unselfish efforts.

Sincerely,

James G. Graham	Alan W. Thompson
President and Chief Executive Officer	Chairman of the Board

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008

Assets

Cash and due from banks	$13,973,474	$8,947,752
Interest-bearing deposits with banks	7,695,499	2,684,741
Federal funds sold	21,315,000	4,281,000
Total cash and cash equivalents	42,983,973	15,913,493

Investment securities, available for sale	87,769,319	87,402,799
Restricted equity securities	4,041,350	4,131,906
Loans, net of allowance for loan losses of $10,148,927 in 2009 and $7,187,981 in 2008	340,020,798	378,882,889
Property and equipment, net	17,035,644	17,597,502
Goodwill	-	2,727,152
Intangible assets, net	237,270	416,194
Accrued income	2,449,081	2,448,477
Bank owned life insurance	18,576,015	17,834,763
Foreclosed assets	4,994,241	956,832
Other assets	15,113,381	9,138,427
Total assets	$533,221,072	$537,450,434

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits	$32,940,811	$36,159,809
Interest-bearing deposits	400,597,148	382,420,080
Total deposits	433,537,959	418,579,889

Securities sold under agreements to repurchase	20,615,000	23,830,000
Other short-term borrowings	3,500,000	7,000,000
Long-term debt	43,000,000	45,500,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	942,689	1,328,976
Other liabilities	2,098,993	995,414
Total liabilities	516,066,641	509,606,279

Commitments and contingencies (Note 18)	-	-

Stockholders’ equity
Preferred stock, Series A, convertible, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 550 and 28,184 shares issued and outstanding at December 31, 2009 and 2008, respectively	9,064	464,476
Common stock, no par value; 25,000,000 shares authorized; 5,551,183 and 5,523,549 shares issued and outstanding at December 31, 2009 and 2008, respectively	25,099,770	24,591,884
Retained earnings (deficit)	(5,129,490)	8,907,591
Accumulated other comprehensive loss	(2,824,913)	(6,119,796)
Total stockholders’ equity	17,154,431	27,844,155
Total liabilities and stockholders’ equity	$533,221,072	$537,450,434

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008

Interest income
Loans and fees on loans	$21,113,676	$24,056,784
Investment securities, taxable	4,110,706	5,612,932
Investment securities, nontaxable	586,998	714,011
Federal funds sold	30,502	69,850
Deposits with banks	47,429	31,745
Total interest income	25,889,311	30,485,322

Interest expense
Deposits	9,262,674	13,502,304
Federal funds purchased and securities sold under agreements to repurchase	747,349	1,103,935
Other borrowed funds	2,526,195	2,328,430
Total interest expense	12,536,218	16,934,669
Net interest income	13,353,093	13,550,653

Provision for loan losses	16,579,908	2,990,096
Net interest income (loss) after provision
for loan losses	(3,226,815)	10,560,557

Noninterest income (expense)
Service charges on deposit accounts	3,022,511	2,115,172
ATM and check cashing fees	875,361	755,029
Mortgage origination income	380,263	352,929
Income from financial services	139,275	264,201
Earnings on bank owned life insurance	741,252	547,952
Net realized (losses) gains on sale or maturity of investment securities	(886,653)	98,207
Impairment on investment securities available for sale	(418,710)	(3,348,460)
Other operating income	55,311	181,442
Total noninterest income	3,908,610	966,472

Noninterest expense
Salaries and employee benefits	7,129,531	8,196,516
Occupancy and equipment	2,096,787	2,012,137
Data processing	1,175,402	1,306,998
Advertising	310,577	705,462
Regulatory agency expense	1,292,849	389,327
Professional services	852,530	489,537
Foreclosed assets, net	775,692	43,845
Goodwill impairment charge	2,727,152	-

Other expense	2,154,695	2,253,467
Total noninterest expense	18,515,215	15,397,289
Loss before income taxes	(17,833,420)	(3,870,260)

Income tax expense (benefit)	(3,627,888)	(1,827,230)
Net loss	$(14,205,532)	$(2,043,030)

Basic loss per share	$(2.57)	$(.37)
Diluted loss per share	$(2.57)	$(.37)
Weighted average common shares outstanding	5,534,458	5,490,982
Weighted average dilutive common shares outstanding	5,534,458	5,490,982

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2009 and 2008

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

December 31, 2007	$793,967	$23,785,199	$11,124,589	$(680,614)	$35,023,141

Adoption of Topic 320 of ASC	-	-	(173,968)	-	(173,968)
Comprehensive loss
Net loss	-	-	(2,043,030)	-	(2,043,030)
Net change in unrealized loss on investment securities available for sale, net of income taxes of ($2,714,873)	-	-	-	(7,438,637)	(7,438,637)
Reclassification adjustment of impairment in investments securities available for sale, net of income taxes of $1,290,965	-	-	-	2,057,495	2,057,495
Reclassification adjustment of gain recognized in net of income taxes of ($40,167)	-	-	-	(58,040)	(58,040)
Total comprehensive loss	(7,482,212)

Stock based compensation	-	127,409	-	-	127,409
Exercise of stock options	-	165,774	-	-	165,774
Excess tax benefits from stock-based
compensation	-	184,011	-	-	184,011
Conversion of preferred stock to common stock	(329,491)	329,491	-	-	-
December 31, 2008	464,476	24,591,884	8,907,591	(6,119,796)	27,844,155

Comprehensive loss
Net loss	-	-	(14,205,532)	-	(14,205,532)
Net change in unrealized gain on investment securities available for sale, net of income taxes of $1,669,468	-	-	-	2,661,189	2,661,189
Reclassification adjustment of impairment in investments securities available for sale, net of income taxes of $161,413	-	-	-	257,297	257,297
Reclassification adjustment of loss recognized in net of income taxes of $341,805	-	-	-	544,848	544,848
Total comprehensive loss	(10,742,198)

Reversal of non-credit related impairment	168,451	(168,451)	-
Stock based compensation	-	122,378	-	-	122,378
Stock issuance costs	-	(69,904)	-	-	(69,904)
Conversion of preferred stock to
common stock	(455,412)	455,412	-	-	-
December 31, 2009	$9,064	$25,099,770	$(5,129,490)	$(2,824,913)	$17,154,431

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Cash Flows
For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(14,205,532)	$(2,043,030)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	942,966	1,011,671
Impairment of goodwill	2,727,152	-
Stock-based compensation	122,378	127,409
Provision for loan losses	16,579,908	2,990,096
Accretion of discount on securities, net of amortization of premiums	209,020	(19,032)
Write-down of OREO	469,411	-
(Gain) loss on sale of investment securities	886,653	(98,207)
Impairment of investment securities	418,710	3,348,460
Income from bank owned life insurance	(741,252)	(547,952)
Deferred taxes	(1,403,202)	(1,881,102)
Changes in assets and liabilities:
Accrued income	(604)	490,787
Other assets	(6,397,438)	559,531
Accrued interest payable	(386,287)	(796,697)
Other liabilities	1,103,579	(819,024)
Net cash provided by operating activities	325,462	2,322,910

Cash flows from investing activities
Purchases of restricted equity securities	(62,100)	-
Purchases of investment securities	(93,133,979)	(38,148,849)
Maturities of investment securities	13,787,672	2,927,227
Net (increase) decrease in loans	17,182,817	(27,373,415)
Proceeds from sales of investment securities	82,870,608	34,858,839
Investment in bank owned life insurance	-	(5,509,450)
Purchases of property and equipment	(165,712)	(3,814,254)
Proceeds from sale of other real estate	592,546	-
Net cash provided by (used in) investing activities	21,071,852	(37,059,902)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(3,218,998)	3,788,636
Net increase in interest-bearing deposits	18,177,068	36,611,918
Net decrease in securities sold under
agreements to repurchase	(3,215,000)	(5,392,000)
Net increase (decrease) in federal funds purchased	-	(15,429,300)
Net increase in junior subordinated debentures	-	4,000,000
Net decrease in short-term borrowings	(3,500,000)	(7,000,000)
Net proceeds from (repayment of) long-term debt	(2,500,000)	21,000,000
Proceeds from issuance of common stock	-	165,774
Benefit of non-qualified stock option exercise	-	184,011
Stock issuance costs and redemption of fractional shares	(69,904)	-
Net cash provided by financing activities	5,673,166	37,929,039
Increase (decrease) in cash and cash equivalents	27,070,480	3,192,047

Cash and cash equivalents, beginning	15,913,493	12,721,446
Cash and cash equivalents, ending	$42,983,973	$15,913,493

Supplemental disclosure of cash flow information
Interest paid	$12,922,505	$17,731,365
Taxes paid	$52,647	$133,750

Supplemental disclosure of noncash activities
Real estate acquired in settlement of loans	$5,099,366	$638,597

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 1.  Organization and Summary of Significant Accounting Policies

Waccamaw Bank (Bank) was organized and incorporated under the laws of the State of North Carolina on August 28, 1997 and commenced operations on September 2, 1997.  The Bank currently serves Columbus, Brunswick, Bladen and New Hanover counties in North Carolina and Lancaster and Horry counties in South Carolina and surrounding areas through seventeen full service banking branches.  As a state chartered bank which is a member of the Federal Reserve, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Reserve.

During 2001, Waccamaw Bankshares, Inc. (Company), a bank holding company chartered in North Carolina was formed.  On July 1, 2001, Waccamaw Bankshares, Inc. acquired all the outstanding shares of Waccamaw Bank in a tax-free reorganization.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.  Following is a summary of the more significant policies.

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

The substantial uncertainties throughout the economy and U.S. banking industry coupled with current market conditions have adversely affected the Company’s 2009 results and capital levels. The significant loss in 2009, primarily related to credit losses, goodwill impairment and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to remain well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.  Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings.  Management is actively evaluating a number of capital sources, asset reductions, and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings.  An equity financing transaction would result in substantial dilution to the Company's current shareholders and could adversely affect the market price of the Company's common stock.  There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis.  Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2010.

Both the parent company and the banking subsidiary actively manage liquidity and cash flow needs. The Company has suspended its common and preferred dividends to shareholders until such time as the Company returns to profitability.  At December 31, 2009, the Company had $42 million of cash and cash equivalents.  The Company has no long-term debt maturing in 2010.

Liquidity at the bank level is dependent upon the deposit franchise which funds 81% of the Company’s assets (or 62% excluding brokered CDs). The FDIC’s temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to the stable deposit base. All banks that have elected to participate in the Transaction Account Guarantee Program (“TAGP”) have the same FDIC insurance coverage.  Potential loss of deposits would be a primary funding need in a liquidity crisis.  Deposit balances which are not covered by FDIC insurance total approximately $9.6 million currently, and would increase to approximately $13.5 million without the benefit of the FDIC’s TAGP, currently scheduled to expire at June 30, 2010.  Thus, the primary deposit-related liquidity risk relates to balances which are not insured.  As of March 31, 2010 the Company has liquid assets of approximately $95 million to address liquidity needs in a crisis scenario. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash, but could be limited based on recently approved limitations on maximum interest rates that may be offered by should the bank not be well capitalized.

In addition, certain borrowings, such as brokered CDs and FHLB advances, are dependent on various credit eligibility criteria which may be impacted by changes in the Company’s financial position and/or results of operations. Given the weakened economy, and current market conditions, there is no assurance that the Company will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory.

Based on current capital levels and expected liquidity needs and sources, management expects the Company to be able to meet its obligations at least through December 31, 2010. If unanticipated market factors emerge, or if the Company is unable to raise additional capital, successfully execute its plans, or comply with regulatory requirements, then its banking regulators could take further action, which could include actions that may have a material adverse effect on the Company’s business, results of operations and financial position.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and (“GAAP”) disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the determination of other than temporary impairment on investment securities, the valuation of deferred tax assets and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

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

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks" and "interest-bearing deposits with banks", and “federal funds sold.” Generally, federal funds are purchased and sold for one-day periods.

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
For the years ended December 31, 2009 and 2008

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

Interest is accrued and credited to income based on the principal amount outstanding.  The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized on the cash-basis or cost-recovery method, as appropriate.  When facts and circumstances indicate the borrower has regained the ability to make required payments, the loan is returned to accrual status.  Past due status of loans is determined based on contractual terms.

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
For the years ended December 31, 2009 and 2008

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

Fair value of the reporting unit in 2009 was determined using a discounted cash flow model with estimated cash flows based on internal forecasts of net income. Our goodwill impairment testing for 2009, which was updated at December 31, 2009, indicated that our goodwill was impaired. As a result of the recent decline in our stock price and operating results, the excess of the fair value over carrying value narrowed in our assessment. Based on the impairment testing process, the Company recorded a goodwill impairment charge of $2.7 million in 2009.

Intangible Assets

Intangible assets consist primarily of purchased core deposit intangible assets and are accounted for in accordance with generally accepted accounting principles.  The Company evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.  Intangible assets are currently being amortized over estimated useful lives of 10 years.

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

Stock Compensation Plans

The Company recognizes compensation cost relating to share-based payment transactions. Generally accepted accounting principles require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Advertising Expense

The Company expenses advertising costs as they are incurred.  Advertising expense for the years ended December 31, 2009 and 2008 was approximately $311,000 and $705,000, respectively.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.  Deferred tax assets, net of a valuation allowance if appropriate, and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Due to uncertainty regarding the realization of the entire deferred tax asset, management has recorded a deferred tax asset valuation allowance as of December 31, 2009. Details are included in Note 17. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax position taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Management is not aware of any material uncertain tax positions and no liability has been recognized at December 31, 2009.  Interest and penalties associated with unrecognized tax benefits would be classified as additional interest expense or other expense, respectively, in the statement of income.

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common stock equivalents. Potential common stockequivalents include the Company’s Series A convertible preferred stock and related outstanding warrants and shares associated with stock-based compensation. Due to the net loss in 2009, dilutive common stock equivalents have been excluded from the computation of dilutive earnings per share as the result would be anti-dilutive.

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

Fair Value of Financial Instruments

Generally accepted accounting principles (“GAAP”) define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company determines the fair value of its financial instruments based on the fair value hierarchy established per GAAP which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Investment securities available for sale, loans held for sale and servicing assets are recorded at fair value on a recurring basis.  Certain impaired loans and foreclosed assets are carried at fair value on a nonrecurring basis.

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year.  Net income and stockholders' equity previously reported were not affected by these reclassifications.

Subsequent Events

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and /or disclosure of financial information by the Company.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

An update was issued in October, 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements.  Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Adjustment to Earnings

Due to a system error discovered during the October 2009, dating back to the second quarter of 2008 and extending to the second quarter of 2009, interest income on certain loan participations was understated by $552,151 and net income understated by $340,274. Interest income of $212,350 and net income of $130,480 relating to 2008 was corrected as an out-of period adjustment in the third quarter of 2009. The correction of this error affected both the asset account, “Accrued income” and income account “Loans and fees on loans”, as this was an accrual entry only there were no cash transactions affected by this error.

The following table details the income and tax effect of the error on the affected previously issued financial statements:
Year Ended
2008

Interest income	$212,350
Income tax expense	(81,870)
Net income impact of error	130,480

Net income (loss) as previously reported	(2,043,030)
Net income (loss), Pro Forma	$(1,912,550)

As management has determined the impact of this error is not material to the previously issued financial statements, these statements will not be revised. The correction of the error has been reflected in the 2009 statement of operations.

Note 3.  Business Combinations

On April 28, 2006, the Company acquired The Bank of Heath Springs, paying $8,000,000 in exchange for all the outstanding shares of common stock of The Bank of Heath Springs. In conjunction with the acquisition, The Bank of Heath Springs was merged with and into the Company’s subsidiary, Waccamaw Bank.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 3.  Business Combinations, continued

The acquisition was accounted for as a purchase transaction and accordingly the results of operations attributable to the acquired company are included in our consolidated financial statements only from the date of acquisition.  The excess of purchase price over fair value of net tangible and identified intangible assets acquired will be evaluated annually for impairment and written down as those values become impaired.  Identified intangible assets will be amortized over their expected useful life.  The Company recorded a goodwill impairment charge of $2.7 million in 2009 as referenced in Note 1 on Goodwill.

Note 4.  Restrictions on Cash

To comply with banking regulation, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,740,000 and $3,127,000 for the period including December 31, 2009 and 2008, respectively.

Note 5.  Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  The amortized cost of securities (all available for sale) and their approximate fair values follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2009
Mortgage backed securities	61,167,200	159,880	(768,810)	60,558,270
Corporate securities	5,617,961	-	(1,116,151)	4,501,810
Single issue trust preferred securities	12,089,781	148,661	(1,686,293)	10,552,149
Pooled trust preferred securities	133,935	-	(51,680)	82,255
Municipal securities	13,083,406	29,210	(1,037,781)	12,074,835
	$92,092,283	$337,751	$(4,660,715)	$87,769,319

2008

Government sponsored enterprises (FHLB, FHLMC, FNMA and FFCB)	$10,500,000	$106,465	$-	$10,606,465
Mortgage backed securities	40,090,699	824,260	(4,582)	40,910,377
Corporate securities	7,318,842	19,675	(1,989,834)	5,348,683
Equity securities	52,800	-	-	52,800
Single issue trust preferred securities	21,565,751	165,199	(6,157,683)	15,573,267
Pooled trust preferred securities	570,058	-	(430,384)	139,674
Municipal securities	16,577,067	12,741	(1,818,275)	14,771,533
	$96,675,217	$1,128,340	$(10,400,758)	$87,402,799

Restricted equity securities are carried at cost and consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB) and The Federal Reserve Bank of Richmond (Federal Reserve).  Both of those entities are correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it.  The Bank is required to hold that stock so long as it borrows from the FHLB. The FHLB has indefinitely suspended redemptions of their stock. The Federal Reserve requires banks to purchase stock as a condition of membership in the Federal Reserve system.

Investment securities with market values of $43,507,833 and $48,947,717 at December 31, 2009 and 2008, respectively were pledged as collateral on public deposits and for other banking purposes as required or permitted by law.  Gross realized gains and losses resulting from the sale of securities for the years ended December 31, 2009 and 2008 are as follows:

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 5.  Investment Securities, continued

	2009	2008

Realized gains	$1,556,768	$137,477
Realized losses	(2,443,421)	(39,270)
	$(886,653)	$98,207

The scheduled contractual maturities of securities (all available for sale) at December 31, 2009 are as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,322,937	$1,322,937
Due in one through five years	2,470,000	2,255,560
Due in five through ten years	1,002,184	952,851
Due after ten years	87,297,163	83,237,971
	$92,092,284	$87,769,319

The following tables detail unrealized losses and related fair values in the Bank’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009

Mortgage backed securities	$42,983,307	$(768,810)	$-	$-	$42,983,307	$(768,810)
Corporate securities	1,398,872	(896,151)	1,780,000	(220,000)	3,178,872	(1,116,151)
Single issue trust preferred securities	1,994,732	(925,992)	3,967,017	(760,301)	5,961,749	(1,686,293)
Pooled trust preferred securities	33,118	(51,680)	49,138	-	82,256	(51,680)
Municipal securities	1,356,260	(43,738)	6,714,609	(994,043)	8,070,869	(1,037,781)
Total temporarily impaired securities	$47,766,289	$(2,686,371)	$12,510,764	$(1,974,344)	$60,277,053	$(4,660,715)

December 31, 2008

Government sponsored enterprises (FHLB, FHLMC and FFCB)	$-	$-	$-	$-	$-	$-
Mortgage backed securities	230,539	(3,626)	26,554	(956)	257,093	(4,582)
Corporate securities	3,268,382	(527,020)	1,037,069	(1,462,814)	4,305,451	(1,989,834)
Single issue trust preferred securities	12,424,063	(6,056,874)	904,060	(100,808)	13,328,123	(6,157,682)
Pooled trust preferred securities	-	-	139,674	(430,384)	139,674	(430,384)
Municipal securities	8,046,371	(625,298)	5,162,622	(1,192,977)	13,208,993	(1,818,275)
Total temporarily impaired securities	$23,969,355	$(7,212,818)	$7,269,979	$(3,187,939)	$31,239,334	$(10,400,757)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow any anticipated recovery in fair value. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary; either positively or negatively, based primarily on changes in general levels of marketinterest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank’s regulatory capital requirements. The Bank has invested in trust preferred securities and management is closely monitoring these securities. Other than temporary impairment charges for December 31, 2009 consisted of a pooled trust preferred security of $418,710.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 5.  Investment Securities, continued

Other than temporary impairment charges for December 31, 2008 included a single issue trust preferred security of $339,013, a pooled trust preferred security of $1,044,675 and FNMA Preferred Stock of $1,964,772.

Unrealized losses associated with the investment securities total $4.7 million. Of that amount, $2.0 million has existed for a period of twelve consecutive months or longer. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The unrealized losses in the municipal securities portfolio are due to widening credit spreads in the municipal securities market and are the result of concerns about the bond insurers associated with these securities. At December 31, 2009, the Company believes that all contractual cash flows will be received on this portfolio.

Prices in the two pooled trust preferred securities continue to decline due to illiquidity and reduced demand for these securities. A pooled trust preferred securities portfolio was written down by $1,044,000 during 2008. After cash flow testing of these securities using default and loss assumptions derived from a third party credit source with expertise in bank credit quality, the remaining security failed the model’s projected cash flow test. During 2009, the Company recognized that the remaining pooled trust preferred security was other-than-temporarily impaired and, accordingly, this security has been written down to the fair value. The pooled trust preferred securities portfolio was written down by $418,710 during 2009. In February of 2010, the Company sold these securities for a gain of $274,000, based on the December 31, 2009 balance that has been adjusted for prior other than temporarily impaired losses.

The single-issue securities are trust-preferred issuances from other banks and had a total market value of approximately $10.6 million as of December 31, 2009, compared with their adjusted cost basis of approximately $12.1 million. Management does not believe any individual unrealized loss as of December 31, 2009, represents other-than-temporary impairment. The Company has the ability and believes it is more likely than not that it will hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes that portions of the change in value are attributable to changes in market interest rates and the current state of illiquidity within the market for securitized assets.

Note 6.  Loans Receivable

The major components of loans in the balance sheets at December 31 are as follows:

	2009	2008
	In thousands

Commercial	$32,551	$42,958
Real estate:
Construction and land development	121,838	125,878
Residential, 1-4 families	80,071	83,734
Residential, 5 or more families	9,879	11,802
Farmland	2,473	3,343
Nonfarm, nonresidential	88,197	98,438
Agricultural	563	654
Consumer	13,380	17,217
Other	1,512	2,432
	350,464	386,456

Deferred loan fees, net of costs	(294)	(385)
Allowance for loan losses	(10,149)	(7,188)
	$340,021	$378,883

Approximately $20.0 million in 1-4 family residential loans, $22.0 million in commercial real estate loans and $10.0 million in home equity line of credit loans were pledged as collateral securing Federal Home Loan Bank advances included in long-term debt at December 31, 2009.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 7.  Allowance for Loan Losses

Information related to the allowance for loan losses is as follows:
	2009	2008

Balance, beginning	$7,187,981	$5,385,782

Provision charged to expense	16,579,908	2,990,096
Recoveries of amounts charged off	91,965	11,150
Amounts charged off	(13,710,927)	(1,199,047)
Balance, ending	$10,148,927	$7,187,981

Impaired loans without a valuation allowance	$41,575,130	$2,384,963
Impaired loans with a valuation allowance	-	22,844,795
Total impaired loans	$41,575,130	$25,229,758

Valuation allowance related to impaired loans	$-	$3,586,786

Total nonaccrual loans	$21,439,670	$15,633,308
Total loans past due ninety days or more and still accruing interest	$1,409,152	$1,451,040

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the last two years (all approximate) is summarized below:

	2009	2008

Average investment in impaired loans	$13,701,261	$7,356,217
Interest income recognized on impaired loans	$9,557,690	$1,109,854
Interest income recognized on a cash basis on impaired loans	$1,172,061	$531,367

No additional funds are committed to be advanced in connection with impaired loans.

Note 8.  Property and Equipment

Components of Property and Equipment

Property and equipment and total accumulated depreciation consisted of the following at December 31:

	2009	2008

Land	$5,593,639	$3,374,095
Buildings	9,992,900	9,874,157
Construction in progress	-	2,367,319
Leasehold improvements	1,070,135	1,007,864
Automobiles	55,818	55,818
Furniture and equipment	4,034,932	3,902,459
	20,747,424	20,581,712
	2009	2008

Less accumulated depreciation	3,711,780	2,984,210
	$17,035,644	$17,597,502

Depreciation expense reported in net income was approximately $764,000 and $754,000 for the years ended December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 8.  Property and Equipment, continued

Leases

The Bank leases several banking facilities and its operations center under agreements accounted for as operating leases.  Rent expense was approximately $401,000 and $412,000 in 2009 and 2008, respectively.  Future minimum lease payments under non-cancelable commitments are as follows.

2010	$258,688
2011	151,386
2012	132,550
2013	104,100
2014	51,600
Thereafter	95,550
$793,874

Note 9.  Intangible Assets

The book value of intangible assets at December 31, 2009 and 2008 are as follows:

	As of December 31, 2009		As of December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Deposit premium	$2,439,919	$2,209,315	$2,439,919	$2,050,390
Other	200,000	193,334	200,000	173,335
Total	$2,639,919	$2,402,649	$2,639,919	$2,223,725

Unamortized intangible assets
Goodwill from The Bank of
Heath Springs merger	$-	$ n/a	$2,727,152	$ n/a

Amortization expense is calculated on a straight-line basis over a period of ten years and was approximately $179,000 and $257,000 in 2009 and 2008, respectively.  Management expects amortization expense to be approximately $77,000 in 2010 and $30,000 over the remaining five years.

The Company recorded a goodwill impairment charge of $2.7 million in 2009 as a result of the Company’s annual goodwill impairment test. Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The Company performs its impairment testing in the second quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the reporting unit (determined to be Company-level) was developed using a market valuation approach that utilizes the current stock price as the primary indicator of fair market value.

The results of this Step 1 process indicated that the estimated fair value for the reporting unit was less than book value, thus requiring the Company to perform the second step (“Step 2”) of the goodwill impairment test. Based on the Step 2 analysis, it was determined that there was no implied fair value of goodwill as of December 31, 2009, which resulted in the goodwill impairment charge of $2.7 million. The primary factor in the determination of goodwill impairment in 2009 was the Company’s relatively low stock price and resulting market valuation. The Company’s stock price has been trading below its book value and tangible book value throughout 2009.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 10.  Deposits

Time deposits in denominations of $100,000 or more were $176.8 million and $155.6 million at December 31, 2009 and 2008, respectively. Interest expense on such deposits aggregated approximately $4.2 million and $7.0 million in 2009 and 2008, respectively. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2009 are as follows (amounts in thousands):

Large Time Deposit Maturities, (thousands)

2010	$146,168
2011	28,994
2012	1,164
2013	106
2014	353
Total time deposits of $100,000 or more	$176,785

Note 11.  Borrowed Funds

Other short-term borrowings

Securities sold under agreements to repurchase and federal funds purchased generally mature within one day to 12 months from the transaction date. Also included in other short-term borrowings is one variable rate FHLB advance of $2,500,000 at December 31, 2009.  There was one variable rate FHLB advance of $6,000,000 at December 31, 2008.  Also included in other short-term borrowings was a $1,000,000 line of credit at a 5.00% lending rate that will mature on July 1, 2010.

The Company’s loan agreement, for the $1,000,000 line of credit debt obligation noted above, includes financial covenants requiring the Bank to maintain a minimum weighted average return on assets of greater than 0.50% on an annualized basis, maintain total equity capital of $43,499,000 at all times and the percentage of non-performing loans to gross loans shall not exceed 4.00%.  The Company did not meet these covenants in 2009 and has not obtained a waiver through December 31, 2009.  As such, the debt obligation has been classified in other short-term borrowings due to the covenant violations.

Additional information is summarized below:

	2009	2008

Outstanding balance at December 31	$3,500,000	$7,000,000
Year-end weighted average rate	5.61%	1.10%
Daily average outstanding during the period	$5,945,833	$13,828,540
Average rate for the year	3.36%	3.62%
Maximum outstanding at any month-end during the period	$9,500,000	$32,015,000

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase (“repos”) consist of overnight and term agreements. Additional information is summarized below:

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 11.  Borrowed Funds, continued

Securities sold under agreements to repurchase, continued
	2009	2008

Outstanding balance at December 31	$20,615,000	$23,380,000
Year-end weighted average rate	3.00%	3.63%
Daily average outstanding during the period	$22,933,882	$27,232,822
Average rate for the year	3.25%	3.86%
Maximum outstanding at any month-end during the period	$23,563,000	$28,095,000

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Overnight securities sold under agreements to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. Overnight repos totaled $3.6 million and $3.8 million at December 31, 2009 and 2008, respectively.

Our term repos totaled $17.0 million at December 31, 2009 and $20.0 million at December 31, 2008 and include embedded derivatives. These structured repos consist of $10.0 million with an interest rate of 3.30% that matures on November 21, 2018 and can be called at the counter party’s option quarterly beginning on November 21, 2009 and can be called at the counterparty’s or the Bank’s option annually beginning on November 21, 2012, $3.5 million with an interest rate of 3.92% that matures on December 19, 2017 that can be called at the counterparty’s option on December 19, 2010, and $3.5 million with an interest rate of 3.82% that matures on December 19, 2017.

Unused lines of credit

The Bank has established credit facilities to provide additional liquidity if and as needed.  These consist of unsecured lines of credit with correspondent banks for $5,000,000, which can be canceled at any time.  In addition, the Bank has the ability to borrow up to ten percent of total bank assets from the Federal Home Loan Bank of Atlanta, subject to the pledging of specific bank assets as collateral. The Federal Home Loan Bank of Atlanta has the ability to cancel this line at any time. At December 31, 2009 and December 31, 2008 there were no amounts outstanding under these credit facilities.

Long-term debt

At December 31, 2009 and 2008, $40,000,000 and $42,500,000, respectively were outstanding under Federal Home Loan Bank advances. Approximately $20,000,000 in 1-4 family residential loans, $22,000,000 in commercial real estate loans $10,000,000 in home equity line of credit loans were pledged as collateral for the FHLB advances at December 31, 2009. Also included in long-term debt is $3,000,000 of subordinated notes bearing interest at 3-month LIBOR plus 350 basis points that will mature on July 1, 2015.

Maturity Date	Advance	Rate

07/01/15	$3,000,000	90 Day LIBOR + 3.50%
09/02/11	5,000,000	Fixed at 3.76%
07/17/12	9,000,000	Fixed at 4.48%
09/04/12	6,000,000	Fixed at 4.00%
09/03/13	6,000,000	Fixed at 4.15%
12/02/13	5,000,000	Fixed at 4.39%
09/29/15	4,000,000	Fixed at 4.06%
04/22/19	5,000,000	Fixed at 4.75%
	$43,000,000

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 12.  Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

The Company has issued $12.4 million of Junior Subordinated debentures to unconsolidated subsidiary trusts, Waccamaw Statutory Trust I and Waccamaw Statutory Trust II, to fully and unconditionally guarantee the preferred securities issued by the Trusts. These long term obligations, which currently qualify as Tier 1 capital for the Company, constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the Capital Trust Securities. In accordance with generally accepted accounting principles, the trusts are not consolidated in the Company’s financial statements.

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

The Trust’s preferred securities may be included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 33.3% of the Company’s total Tier 1 capital excluding these securities.  Amounts in excess of this ratio will not be considered Tier 1 capital but may be included in the calculation of the Company’s total risk-based capital ratio.  The Company’s obligations with respect to the issuance of the Trust’s preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the Trust’s preferred trust securities and common securities. On December 17, 2009 the Company began to defer interest payments on the junior subordinated debentures issued to Waccamaw Statutory Trust I.  The Company has also elected to defer payments on the junior subordinated debentures issued to Waccamaw Statutory Trust II. In the absence of an additional funding source, the ability of the Company to service these obligations is dependent of the ability of the Bank to pay dividends to the holding company. Currently, the Bank does not have the ability to pay dividends.

Note 13.  Fair Value of Financial Instruments

GAAP provides a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would  be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 13.  Fair Value of Financial Instruments, continued

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  Securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Vale Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 –	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 –
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 –
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2009, the Bank identified $41.6 million in impaired loans.  Of these impaired loans, there were no loans identified to have impairment.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure.  The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company recorded the foreclosed asset as nonrecurring

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 13.  Fair Value of Financial Instruments, continued

Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands).

December 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$87,769	$3,890	$81,009	$2,870
Total assets at fair value	$87,769	$3,890	$81,009	$2,870

December 31, 2008
Investment securities available for sale	$87,403	$-	$83,464	$3,939
Total assets at fair value	$87,403	$-	$83,464	$3,939

There were no liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2009 and 2008, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available
for Sale
Securities
(In thousands)

Balance, January 1, 2008	$-
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	3,939
Balance, December 31, 2008	3,939

Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(1,069)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Balance, December 31, 2009	$2,870

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U. S generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the tables below (in thousands).

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 13.  Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

December 31, 2009	Total	Level 1	Level 2	Level 3

Impaired loans	$-	$-	$-	$-
Foreclosed assets	4,994	-	-	4,994

Total assets at fair value	$4,994	$-	$-	$4,994

December 31, 2008

Impaired loans	$19,258	$-	$-	$19,258

Total assets at fair value	$19,258	$-	$-	$19,258

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2009 and 2008.

Generally accepted accounting principles requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE — Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

RESTRICTED EQUITY SECURITIES  — The carrying values of restricted equity securities approximate fair values.

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 13.  Fair Value of Financial Instruments, continued

SHORT-TERM BORROWINGS — For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

FHLB ADVANCES AND LONG-TERM DEBT — The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT — The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2009 and 2008, the fair value of these commitments is not presented.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$13,973	$13,973	$8,948	$8,948
Interest-bearing deposits with banks	7,695	7,695	2,685	2,685
Federal funds sold	21,315	21,315	4,281	4,281
Investment securities	87,769	87,769	87,403	87,403
Restricted equity securities	4,041	4,041	4,132	4,132
Loans, net of allowance for loan losses	340,021	333,368	378,883	381,398

Financial Liabilities
Deposits	433,538	431,370	418,580	418,815
Securities sold under agreements to repurchase and federal funds purchased	20,615	20,615	23,830	23,830
Other short-term borrowings	3,500	3,484	10,000	10,000
Long-term debt	43,000	41,450	42,500	40,375
Junior subordinated debentures	12,372	8,234	12,372	12,000

Note 14.  Loss per Share

The following table details the computation of basic and diluted loss per share:

	2009	2008

Net loss	$(14,205,532)	$(2,043,030)

Weighted average common shares outstanding	5,534,458	5,490,982
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	-	-
Weighted average common shares outstanding, diluted	5,534,458	5,490,982

Basic loss per share	$(2.57)	$(.37)
Diluted loss per share	$(2.57)	$(.37)

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 14.  Loss per Share, continued

At December 31, 2009, 296,899 warrants were outstanding with a $21.82 per share exercise price.  These warrants could be used to purchase one share of the Company’s common stock at any time until September 30, 2009. On September 25, 2009, an amendment to the warrant agreement extended the exercise period of the warrants until September 30, 2014. All other provisions of the warrant agreement are unchanged and remain in full force and effect. At December 31, 2009, 550 shares of the Company’s Series A convertible preferred stock were outstanding. The convertible preferred stock can be converted to one share of the Company’s common stock at an exercise price of $16.48. Exercise of these warrants, the Company’s convertible preferred stock and 315,000 options are not assumed in computing 2009 diluted earnings per share due to the net loss of for the year ended December 31, 2009. The Company’s Series A convertible preferred stock and shares associated with stock-based compensation have been excluded from the computation of dilutive EPS as the result would be anti-dilutive.

Note 15.    Employment Agreements

The Company has entered into employment agreements with certain key officers to ensure a stable and competent management base.  In the event of a change in control of the Company, as defined in the agreements, the acquirer will be bound to the terms of the agreements.

Note 16.    Benefit Plans

Defined Contribution Plan

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code.  The plan covers substantially all employees at least 21 years of age who have completed at least one month of service.  Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code.  The bank contributed up to 3% of an employee’s compensation who have completed at least twelve months of service which vests over a five-year period. However, this contribution was eliminated in February, 2009.  The Bank’s aggregate contribution was $21,000 and $110,000 for the years ended December 31, 2009 and 2008, respectively.

Supplemental benefits have been approved by the Board of Directors for the directors and certain executive officers of Waccamaw Bank. Certain funding is provided informally and indirectly by life insurance policies. The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying balance sheets of $18,576,015 and $17,834,763 at December 31, 2009 and 2008, respectively. Income earned on these policies is reflected as a separate line item in the Consolidated Statements of Operations. The Company recorded expenses of $241,004 and a liability of $483,448 related to these benefits in 2009 and expenses of $240,675 and a liability of $242,444 in 2008.

Stock Option Plans

The Company’s Board of Directors has adopted the Waccamaw Bankshares, Inc. 2008 Omnibus Stock Ownership and Long-Term Incentive Plan.  In accordance with the Company’s plan, the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, Stock Appreciation Rights and/or Units and up to 705,973 shares of common stock may be issued (adjusted for stock dividends).  Options granted under the plan expire no more than 10 years from date of grant. Option exercise price under the plan must be set by the Board of Directors at the date of grant and cannot be less than 100% of fair market value of the related stock at the date of the grant.  Under the plan, vesting is determined by the specific option agreements.  It is the Company’s policy to issue new shares to satisfy option exercises. Both the 1998 Incentive Stock Option Plan (Incentive Plan) and the 1998 Nonstatutory Stock Option Plan (Nonstatutory Plan) expired in 2008; as the options not granted under these plans were terminated and the remaining options under these plans have a maximum term of ten years from the original grant date.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 16.    Benefit Plans, continued

Stock Option Plans, continued

As described in Note 1, the Company is required to record compensation expense for all rewards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Compensation cost charged to income was approximately $122,000 and $127,000 for the years ended December 31, 2009 and 2008, respectively.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock options grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2009	2008

Weighted average fair value of options granted during the year	$3.07	$3.93

Assumptions:
Average risk free interest rate	2.18%	3.80%
Average expected volatility	75.80%	40.02%
Expected dividend rate	-%	-%
Expected life in years	10	10

There was no cash received from option exercises under the plans for the year ended December 31, 2009 and $165,774 for the year ended December 31, 2008.  There was no total intrinsic value of options exercised during year ended December 31, 2009 and the intrinsic value of options exercised in 2008 was $449,900.

After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan. The Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock available for rights, restricted stock, performance awards or any other award made under the terms of the plan. The Board of Directors determines the exercise price and all other terms of all grants.

Activity under the Omnibus Plan during the years ended December 31, 2009 and 2008 is summarized below:

	2008 Omnibus Stock Ownership
	and Long Term Incentive Plan
	Available
	for Grant	Granted

Balance December 31, 2007	-	-
Authorization of options to purchase shares of Company stock under Omnibus Plan	705,973	-
Forfeited	-	-
Granted	(26,500)	26,500
Exercised	-	-
Balance December 31, 2008	679,473	26,500

Forfeited	5,500	(5,500)
Granted	(4,000)	4,000
Exercised	-	-
Balance December 31, 2009	680,973	25,000

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 16.    Benefit Plans, continued

Stock Option Plans, continued

A summary of option activity under the plans as of and changes during the year ended December 31, 2009 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Outstanding at December 31, 2008	329,489	$14.64
Granted	4,000	4.64
Forfeited	(19,200)	11.80
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2009	314,289	$14.69	5.8 years	$-
Exercisable at December 31, 2009	270,085	$15.39	5.4 years	$-

The total fair value of options that were contractually vested during 2009 and 2008 was $103,973 and $97,147, respectively.

As of December 31, 2009 the Company had unamortized compensation expense related to unvested stock options of $199,768 which is expected to be amortized over 5 years.  Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

2010	$81,091
2011	63,237
2012	42,063
2013	12,861
2014	516
Total	$199,768
Note 17.  Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense are as follows:

	2009	2008

Current	$(5,031,090)	$53,872
Deferred	1,403,202	(1,881,102)
Income tax benefit	$(3,627,888)	$(1,827,230)

A reconciliation of income tax benefit computed at the statutory federal income tax rate included in the statement of income follows:

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 17.  Income Taxes, continued

Current and Deferred Income Tax Components, continued

	2009	2008

Tax at statutory federal rate	$(6,063,363)	$(1,315,888)
Tax exempt interest	(203,357)	(213,861)
Tax exempt income from bank owned life insurance	(252,026)	(186,304)
State income tax, net of federal benefit	(812,134)	(184,509)
Valuation allowance	3,652,441	-
Other	50,551	73,332
Income tax benefit	$(3,627,888)	$(1,827,230)

Deferred Income Tax Analysis

The components of net deferred federal and state tax assets (included in other assets on the balance sheet) are summarized as follows:

	2009	2008
Deferred tax assets
Allowance for loan losses	$3,746,495	$2,625,492
OTTI on investments	-	1,290,965
Employment benefit liability	186,388	93,472
Deposit premium amortization	329,615	326,737
Deferred loan fees	113,299	148,482
Tax amortization of goodwill	770,772	-
Allowance for other real estate owned	269,511	-
Net operating loss carryover	763,958	-
Alternative minimum tax credit carryover	550,852	-
Other	-	848
Unrealized loss on securities available for sale	1,666,503	3,152,622
Total gross deferred tax assets	8,397,393	7,638,618

Less: Valuation allowance	(3,652,441)	-
Total deferred tax assets, net of valuation allowance	4,744,952	7,638,618

Deferred tax liabilities
Depreciation	(559,849)	(559,247)
Accretion of bond discount	(80,586)	(85,533)

Deferred tax liabilities	(640,435)	(644,780)
Net deferred tax asset	$4,104,517	$6,993,838

At December 31, 2009, the Company had a net deferred tax asset before any valuation allowance of $7,756,958, consisting of items noted in the table above. The Company does maintain a valuation allowance as $3,652,441 has been established against the above benefits.  Based on historical and budgeted earnings and tax planning strategies, management has determined the amount of deferred tax asset it is more likely than not that will be utilized over the next year. Due to uncertainty related to long-term projections, any remaining deferred tax asset is off-set with a valuation allowance.

The Company had analyzed the tax positions taken or expected to be taken in and its tax returns and concluded it has no liability related to uncertain tax positions. The Company’s federal and state income tax returns are open and subject to examination from the 2006 tax return year and forward.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 18.  Commitments and Contingencies

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

	2009	2008

Commitments to extend credit	$41,072,000	$41,067,000
Stand-by letters of credit	796,000	3,194,000
	$41,868,000	$44,261,000

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 19.  Regulatory Restrictions

Written Agreement

We expect to enter into a written agreement with the Federal Reserve in the near future, but do not know the exact contents of the written agreement at this time. This is a type of formal supervisory agreement with our primary federal banking regulator. The written agreement could, among other things, inhibit our ability to grow and pay dividends. In addition, we expect that this written agreement will require us to implement plans to improve our risk management and compliance systems, oversight functions, operating and financial management and capital plans. While subject to the written agreement, we expect our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We may also be required to hire third-party consultants and advisers to assist us in complying with the written agreement. This could increase our non-interest expense and reduce our earnings. If we do not comply with the written agreement, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.

Dividends

The Company’s dividend payments will be made from dividends received from the Bank.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2009, there are no retained earnings from which to pay dividends. Regulatory authorities may also limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations.  Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands).

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 19.  Regulatory Restrictions, continued

Capital Requirements, continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2009
Total capital to risk-weighted assets
Consolidated	$35,848	8.95%	$32,029	8.00%	$	n/a	n/a
Bank	$40,401	10.11%	$31,972	8.00%		$39,965	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$31,742	7.93%	$16,014	4.00%	$	n/a	n/a
Bank	$32,332	8.09%	$15,986	4.00%		$23,979	6.00%

Tier 1 capital to average assets
Consolidated	$31,742	5.88%	$21,596	4.00%	$	n/a	n/a
Bank	$32,332	6.00%	$21,565	4.00%		$26,956	5.00%

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2008
Total capital to risk-weighted assets
Consolidated	$52,871	11.68%	$36,224	8.00%	$	n/a	n/a
Bank	$51,709	11.44%	$36,136	8.00%		$45,170	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$44,206	9.76%	$18,112	4.00%	$	n/a	n/a
Bank	$43,044	9.53%	$18,068	4.00%		$27,102	6.00%

Tier 1 capital to average assets
Consolidated	$44,206	8.00%	$22,098	4.00%	$	n/a	n/a
Bank	$43,044	7.81%	$22,049	4.00%		$27,561	5.00%

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 19.  Regulatory Restrictions, continued

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers.  Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met.  If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan.  If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply.  Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,100,000 at December 31, 2009.  No 23A transactions existed at December 31, 2009 or 2008.

Note 20.  Transactions with Related Parties

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

	2009	2008

Balance, beginning	$4,682,184	$2,634,705
Change in relationships	1,099	-
New loans and advances	923,208	2,872,453
Repayments	(1,898,684)	(824,974)
Balance, ending	$3,707,807	$4,682,184

Note 21.  Parent Company Financial Information

Condensed financial information of Waccamaw Bankshares, Inc. is presented as follows:

Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$130,175	$147,430
Investment in subsidiary bank at equity	29,743,740	40,065,993
Other assets	708,392	1,101,130
Total assets	$30,582,307	$41,314,553

Liabilities
Short-term debt	$1,000,000	$1,000,000
Junior Subordinated debt	12,372,000	12,372,000
Other liabilities	55,876	98,398
Total liabilities	13,427,876	13,470,398

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 21.  Parent Company Financial Information, continued

Balance Sheets (continued)
December 31, 2009 and 2008

	2009	2008
Stockholders' equity
Preferred stock	9,064	464,476
Common stock	25,099,770	24,591,884
Retained earnings (deficit)	(5,129,490)	8,907,591
Accumulated other comprehensive loss	(2,824,913)	(6,119,796)
Total stockholders' equity	17,154,431	27,844,155
Total liabilities and stockholders' equity	$30,582,307	$41,314,553

Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008

Income
Loans and fees on loans	$-	$7,139
Investment securities, taxable	41,465	57,442
Investment securities, non-taxable	-	4,195
Net realized gains on sale or maturity of investment securities	-	56,600
Total income	41,465	125,376

Expenses
Salaries and employee benefits	122,378	127,409
Franchise tax	17,188	52,535
Interest expense	580,203	701,520
Other expenses	810	1,672
Total expenses	720,579	883,136
Loss before tax expense and equity in undistributed income of subsidiary	(679,114)	(757,760)

Federal income tax benefit	189,290	215,745
State income tax expense	(25)	(31,043)
Total income tax benefit	189,265	184,702
Loss before equity in undistributed income of subsidiary	(489,849)	(573,058)

Equity in undistributed income (loss) of subsidiary	(13,715,683)	(1,469,972)
Net loss	$(14,205,532)	$(2,043,030)

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Note 21.  Parent Company Financial Information, continued

Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(14,205,532)	$(2,043,030)
Adjustments:
Amortization	7,166	25,583
Stock-based compensation	122,378	127,409
Tax benefit of non-qualified stock option exercise	-	184,011
Gain on sale of investment securities	-	(56,600)
Decrease in equity in undistributed loss of subsidiary	13,715,683	1,469,972
(Increase) decrease in other assets	385,572	(229,645)
Increase (decrease) in other liabilities	(42,522)	71,442
Net cash used by operating activities	(17,255)	(450,858)

Cash flows from investing activities
Sales of investment securities	-	213,212
Investment in subsidiary	-	(5,000,000)
Net cash used by investing activities	-	(4,786,788)

Cash flows from financing activities
Proceeds of junior subordinated debt	-	4,124,000
Proceeds of short-term debt	-	1,000,000
Issuance of stock and redemption of fractional shares	-	165,774
Net cash provided by financing activities	-	5,289,774
Increase (decrease) in cash and due from banks	(17,255)	52,128

Cash and cash equivalents, beginning	147,430	95,302
Cash and cash equivalents, ending	$130,175	$147,430

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Waccamaw Bankshares, Inc.
Whiteville, North Carolina

We have audited the consolidated balance sheet of Waccamaw Bankshares, Inc. and subsidiary as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waccamaw Bankshares, Inc. and subsidiary at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Waccamaw Bankshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009 included in the Form 10-K and, accordingly, we do not express an opinion thereon.

Galax, Virginia
April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Waccamaw Bankshares, Inc. and Subsidiary
Whiteville, North Carolina

We have audited the accompanying consolidated balance sheet of Waccamaw Bankshares, Inc. and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Raleigh, North Carolina
March 31, 2009

Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of the financial condition and results of operation of the Company as of December 31, 2009 and 2008 and the years then ended.  This discussion should be read in conjunction with the Company’s Financial Statements and the Notes thereto.

We expect to enter into a written agreement with the Federal Reserve in the near future, but do not know the exact contents of the written agreement at this time. This is a type of formal supervisory agreement with our primary federal banking regulator. The written agreement could, among other things, inhibit our ability to grow and pay dividends. In addition, we expect that this written agreement will require us to implement plans to improve our risk management and compliance systems, oversight functions, operating and financial management and capital plans. While subject to the written agreement, we expect our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We may also be required to hire third-party consultants and advisers to assist us in complying with the written agreement. This could increase our non-interest expense and reduce our earnings. If we do not comply with the written agreement, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.

Overview

Waccamaw Bank (the “Bank”) began operations on September 2, 1997.  The Bank operates by attracting deposits from the general public and using such deposit funds to make commercial, consumer, and residential construction and permanent mortgage real estate loans.  Revenues are derived principally from interest on loans and investments. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income.  Waccamaw Bankshares, Inc. (the “Company”) was formed during 2001 and acquired all the outstanding shares of the Bank on July 1, 2001.

The Company’s total assets were $533.2 million at December 31, 2009 as compared to $537.5 million at December 31, 2008. Total deposits at December 31, 2009 increased 3.6% to $433.5 million.  Total deposits were $418.6 million at December 31, 2008. The Bank’s net loans decreased to $340.0 million at the end of 2009, a decrease of $38.9 million over the 2008 amount of $378.9 million. The $38.9 million decrease in loans was due to weaker than expected loan demand in some of the market areas covered by Waccamaw Bank.  Investment securities were $87.8 million and $87.4 million at December 31, 2009 and 2008, respectively.

The Bank’s nonperforming loans increased significantly on a consecutive quarter basis in 2009 through lack of performance and the degradation of the portfolio has continued into 2010. Unless the economy improves significantly, these asset quality issues and related costs are likely to continue to depress the Bank’s operating performance in 2010. Due to the asset quality issues in 2009 and into 2010, this could erode regulatory capital further, although the Bank is “well capitalized” in 2009.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 contain a summary of its significant accounting policies.  Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, investment impairment charges, goodwill impairment and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters.  Accordingly, the Company considers the policies related to those areas to be critical. The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio.  The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

Intangible assets that are not subject to amortization are reviewed for impairment and tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.  If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is not allowed. Based on the aforementioned testing, the Company recorded a goodwill impairment charge of $2.7 million in 2009.

Management’s Discussion and Analysis

Net Interest Income

Net interest income, the principal source of income for the Bank, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets).  Changes in the volume and mix of interest-earning assets and  interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  The following table presents the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities and stockholders’ equity, and the related income, expense, and corresponding weighted average yields and costs.  The average balances used for the purposes of this table and other statistical disclosures were calculated by using the daily average balances.

Net Interest Income and Average Balances (thousands)

	Periods Ended December 31,
	2009			2008			2007
	Average Balance&lt ;/f ont>	Interest Income/ Expenses	Yield/ Cost	Average Balance&lt ;/f ont>	Interest Income/ Expenses	Yield/ Cost	Average Balances	Interest Income/ Expenses	Yield/ Cost

Interest-earning assets:
Investment securities	$92,344	$4,698	5.09%	$105,819	$6,327	5.98%	$65,454	$3,805	5.81%
Federal funds sold	12,784	30.24%		6,318	70	1.11%	5,481	290	5.29%
Deposits with banks	8,323	47.57%		1,999	32	1.60%	943	49	5.19%
Loans, net[1,2]	368,458	21,114	5.73%	376,747	24,056	6.39%	332,451	27,493	8.27%
Total interest-earning assets	481,909	25,889		490,883	30,485		404,329	31,637

Yield on average interest- earning assets			5.37%			6.21%			7.82%

Noninterest-earning assets:
Cash	25,450			8,181			8,204
Premises and equipment	17,346			17,093			8,475
Interest receivable and other	33,913			23,311			17,571
Total noninterest-earning assets	76,709			48,585			34,250
Total assets	$558,618			$539,468			$438,579

Interest-bearing liabilities:
Demand deposits	$35,775	175.49%		$29,399	179.61%		$26,714	167.62%
Savings deposits	101,623	1,361	1.34%	76,580	1,843	2.41%	72,620	2,436	3.35%
Time deposits	270,669	7,726	2.85%	275,956	11,481	4.16%	218,997	11,067	5.05%
Other short-term borrowings	8,970	208	2.32%	22,644	764	3.37%	10,513	469	4.46%
Long-term debt	75,521	3,066	4.06%	65,250	2,667	4.09%	37,422	2,157	5.77%
Total interest-bearing liabilities	492,558	12,536		469,829	16,934		366,266	16,296
Cost of average interest- bearing liabilities			2.55%			3.60%			4.45%

Noninterest-bearing liabilities:
Demand deposits	34,892			33,775			36,181
Interest payable and other	2,282			2,404			2,631
Total noninterest- bearing liabilities	37,174			36,179			38,812
Total liabilities	529,732			506,008			405,078

Stockholders' equity	28,886			33,460			33,501
Total liabilities and stockholders' equity	$558,618			$539,468			$438,579

Net interest income		$13,353			$13,551			$15,341

Net yield on interest-earning assets			2.77%			2.76%			3.79%

1      Average loan balances include nonaccrual loans.
2      Deferred loan fees are included in interest income.

Management’s Discussion and Analysis

Interest income during 2009 was $25.9 million, a decrease of 15.1% from the 2008 total of $30.5 million.  Interest income for 2007 was $31.6 million.  The decrease in net interest income can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans.  Average earning assets were $481.9 million during 2009, a decrease of 1.8% from 2008.  Average earning assets increased 21.4% to $490.9 million during 2008 over the 2007 balance of $404.3 million.  Yields on interest-earning assets during 2009, 2008, and 2007 were 5.4%, 6.2%, and 7.8%, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan.  Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates.  On average, loans yielded 5.7%, 6.4% and 8.3% during 2009, 2008, and 2007, respectively.  Yields on loans decreased in 2009 primarily as a result of the declining rate environment.

Interest expense was $12.5 million during 2009, a decrease of 26.0% over 2008.  Interest expense in 2008 was $16.9 million, an increase of 3.9% over 2007. The decrease in 2009 is a result of our deposits re-pricing in 2009 as average cost of funds decreased approximately 100 basis points from 2008. The increase in 2008 over 2007 is due to the increase in the level of average interest bearing liabilities. The average rate paid on interest-bearing liabilities during 2009, 2008, and 2007 was 2.6%, 3.6%, and 4.5%, respectively.

Net interest income was $13.4 million during 2009, a decrease of 1.5% from 2008.  During 2008 net interest income decreased to $13.6 million.  Net interest income was $15.3 million in 2007. The decreases in net interest income in 2009 and 2008 can primarily be attributed to the decrease of 450 basis points in the Prime lending rate, as a result of which the majority of the Company’s loans re-priced immediately, and the higher relative cost of funding loans, due to the fact that the Company’s deposits were not able to re-price as quickly as the loans.  Net interest margin during 2009, 2008, and 2007 was 2.8%, 2.8%, and 3.8%, respectively.

The effects of changes in volumes and rates on net interest income for 2009, 2008 and 2007 are shown in the table below.

Rate/Volume Variance Analysis (thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable to		Expense	Attributable to
	Variance	Rate	Volume	Variance	Rate	Volume
Interest-earning assets:
Loans	$(2,942)	$(2,424)	$(518)	$(3,436)	$(8,274)	$4,838
Investment securities	(1,629)	(879)	(750)	2,522	111	2,411
Deposits with banks	15	(4)	19	(17)	28	(45)
Federal funds sold	(40)	129	(169)	(220)	(273)	53
Total	(4,596)	(3,178)	(1,418)	(1,151)	(8,408)	7,257

Interest-bearing liabilities:
Demand deposits	(4)	-	(4)	12	-	12
Savings deposits	(482)	16	(498)	(858)	(133)	(725)
Time deposits	(3,755)	(1,521)	(2,234)	413	(19)	432
Short-term borrowings	(556)	(10)	(546)	162	(5)	167
Long-term debt	399	(1)	400	644	(24)	668
Total	(4,398)	(1,516)	(2,882)	373	(181)	554
Net interest income	$(198)	$(1,662)	$1,464	$(1,524)	$(8,227)	$6,703

1.
The variance in interest attributable to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

2.	Balances of nonaccrual loans have been included for computational purposes.

Management’s Discussion and Analysis

Provision for Loan Losses

The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses at an appropriate level in light of the risk inherent in the Bank’s loan portfolio.  The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

The provision for loan loss expense was $16,579,908, $2,990,096, and $385,864 during 2009, 2008, and 2007 respectively. The Bank's allowance for loan losses as a percentage of gross loans was 2.90%, 1.86% and 1.49% at the end of 2009, 2008, and 2007, respectively.  Additional information regarding loan loss provisions is discussed in “Nonperforming and Problem Assets.”

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

Noninterest income totaled $3.9 million, $966,000, and $3.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Noninterest income increased in 2009 primarily due to increases in service charges in deposit accounts of $908,000, increases of $193,000 in earnings on bank owned life insurance and increases of $27,000 in mortgage origination income. The Company investment write-down consisted of a pooled trust preferred security of $418,710. Service charges on deposit accounts were 69.8% of total noninterest income excluding the write-downs of investment securities for 2009.  Service charges will most likely increase as the number of deposit accounts increase. The Bank's fee structure is reviewed annually to determine if adjustments to fees are warranted.

The Bank purchased life insurance for certain number of its key employees in December 2004, March 2007, December 2007, June 2008 and December 2008 providing $741,000, $548,000 and $390,000 of noninterest income for the years ended December 31, 2009, 2008 and 2007, respectively.

Management’s Discussion and Analysis

The sources of noninterest income for the past three years are summarized in the following table.

Sources of Noninterest Income (thousands)

	2009	2008	2007

Service charges on deposit accounts	$3,023	$2,115	$1,325
ATM and check cashing fees	875	755	538
Gain (loss) on sale of investment securities	(887)	98	246
Mortgage origination	380	353	467
Insurance commission	13	15	14
Income from financial services	139	264	305
Earnings on bank owned life insurance	741	548	390
Impairment of investment securities	(419)	(3,348)	-
Other	44	166	158
Total noninterest income	$3,909	$966	$3,443

Noninterest Expense

Noninterest expense for 2009, 2008, and 2007 was $18.5 million, $15.4 million and $12.4 million, respectively.  The majority of the increase in noninterest expense for 2009 can be attributed primarily to a goodwill impairment charge of $2.7 million in 2009 with no similar charges in 2008 or 2007.

The goodwill impairment charge of $2.7 million resulted from the Company’s annual goodwill impairment test. Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The Company performs its impairment testing in the second quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the reporting unit (determined to be Company-level) was developed using a market valuation approach that utilizes the current stock price as the primary indicator of fair market value.

The results of this Step 1 process indicated that the estimated fair value for the reporting unit was less than book value, thus requiring the Company to perform the second step (“Step 2”) of the goodwill impairment test. Based on the Step 2 analysis, it was determined that the implied fair value of goodwill was $0 as of December 31, 2009, which resulted in the goodwill impairment charge. The primary factor in the determination of goodwill impairment in 2009 was the Company’s relatively low stock price and resulting market valuation. The Company’s stock price has been trading below its book value and tangible book value throughout 2009. Management attributes its relatively low stock price to both financial services industry-wide and Company-specific factors. The goodwill impairment charge is non-cash expense, and since goodwill is a noninterest earning asset, this charge will not impact the Company’s future operating performance.

Fair value as a percentage of carrying value was approximately 84%. The methods used for selecting the final value for the Company was weighted equally between the comparable transactions approach and the discounted cash flow approach. The comparable transactions approach used transaction announced since October 1, 2008 and where the seller assets were less than $20 billion and non performing assets to total assets were greater than 3%. There were 18 transactions in which the Company’s tangible equity to assets ratio was well below the group median of 6.2%. The discounted cash flow approach was to estimate the net present value of distributable capital that each bank could produce based on earnings projections from 2009 to 2014 as assumptions were used from management’s projections with and without a capital raise. Based on the assumptions, the final valuation was calculated at $15,219,000.

Management’s Discussion and Analysis

There is a degree of uncertainty associated with the key assumptions, as the economic recovery could effect the assumptions in an earnings multiple for the comparable transactions approach and the ability to raise capital could effect the assumptions in the discounted cash flow approach.

Total personnel expenses, the largest component of noninterest expense, were $7.1 million, $8.2 million and $6.9 million during 2009, 2008 and 2007, respectively.  Personnel expenses decreased 13.0% during 2009 and increased 19.5% during 2008. Substantially all of this decrease in 2009 resulted from the cost cutting initiatives in salaries and employee benefits.  Management expects these costs to increase as the Company grows.

Combined occupancy and furniture and equipment expense was $2.1 million, $2.0 million and $1.5 million, or 11.3%, 13.1% and 12.2% of noninterest expense during 2009, 2008 and 2007, respectively.  Professional services expense, including fees paid to attorneys, independent auditors and consultants was $853,000, $490,000, and $315,000 in 2009, 2008 and 2007, respectively. The increase in 2009 can be mostly attributed to legal fees related to collections of various loans.

Advertising and public relations expense decreased to $311,000 in 2009 from $705,000 in 2008 as these expenses were reduced as the result of cost cutting initiatives to marketing expenses in 2009.  Data processing and credit card processing fees were $1.2 million, $1.3 million and $1.0 million during 2009, 2008 and 2007, respectively. These fees relate directly to the number of accounts serviced and transactions processed.

In 2009, a loss on other real estate owned was written down to fair value. There were no expenses in 2008 or 2007 related to this expense.

During 2009, failures of insured depository institutions, as well as deterioration in banking and general economic conditions, significantly depleted the FDIC deposit insurance fund. The FDIC took several actions in 2009 to recapitalize the deposit insurance fund. On May 22, 2009, the FDIC announced a final rule imposing a special assessment on insured institutions as of June 30, 2009, and payable on September 30, 2009. The special assessment was equal to five basis points on each institution’s assets, minus Tier 1 capital. The amount of our special assessment was $265,697. The FDIC also implemented changes to the risk-based assessment system and increased the regular premium rates for 2009. As a result of these actions, total regulatory expense from FDIC assessments increased to $1.3 million in 2009 from $389,000 in 2008 and $265,000 in 2007.

The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 107%, 111% and 66% in 2009, 2008, and 2007, respectively.  Total noninterest expense will most likely continue to increase as the Company grows.  However, as the Company becomes more mature, growth in net interest income should outpace growth in noninterest expense resulting in improved overhead ratios.  The primary elements of noninterest expense for the past three years are summarized in the following table.

Management’s Discussion and Analysis

Sources of Noninterest Expense (thousands)

	2009	2008	2007

Salaries and wages	$6,328	$6,838	$5,862
Employee benefits	802	1,359	994
Total personnel expense	7,130	8,197	6,856

Occupancy expense	1,513	1,435	1,074
Furniture and equipment	584	577	439
Printing and supplies	96	157	164
Professional services	853	490	315
Postage and office supplies	155	153	116
Telephone	178	180	139
Dues and subscriptions	77	61	63
Education and seminars	32	92	71
Franchise and local taxes	94	117	92
Foreclosed assets, net	776	-	-
Advertising and public relations	311	705	593
Regulatory agency expense	1,293	389	265
Director fees	-	133	170
Data processing services	1,175	1,307	1,001
Amortization of deposit premium	191	286	282
Goodwill impairment charge	2,727	-	-
Other operating expense	1,330	1,118	800
Total noninterest expenses	$18,515	$15,397	$12,440

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

Income tax (benefit) and expense was $(3,628,000), $(1,827,000) and $2,049,000 for 2009, 2008 and 2007, respectively.  Net deferred income tax assets of approximately $3,195,000 and $6,994,000 at December 31, 2009 and 2008, respectively, were included in other assets.  At December 31, 2009, $3,545,000 was placed in a valuation allowance established on net deferred tax assets as discussed in Note 17 of “Notes to Consolidated Financial Statements”. $1,667,000 of the total deferred tax asset is applicable to unrealized losses on investment securities available for sale. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a more likely than not that the tax position will be realized or sustained upon examination. The Company’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. At December 31, 2009, the Company’s management believes that is more likely than not that it will be able to realize its net deferred tax assets.

The Bank’s deferred income tax benefits and liabilities are the result of temporary differences in provisions for loan losses, depreciation, amortization of deposit premiums, deferred income, impairment of equity securities and investment security discount accretion.

Management’s Discussion and Analysis

The cumulative loss incurred by the Company in 2008 and 2009 was the primary negative factor considered by management. Additionally general economic conditions in the Company’s primary markets and the potential for ongoing weakening asset quality were also evaluated as potential negative factors.

Despite recent losses and the challenging economic environment, the Company has a history of strong earnings, is well capitalized, has specific available tax planning strategies currently under consideration that would generate certain amounts of taxable income, including but not limited to:

•
Prior to the losses in 2008 and 2009 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $15,017,000 for the five year period ending December 31, 2007.

•	The Board of Directors has authorized management to liquidate all bank owned life insurance policies in 2010 which is expected to create a taxable pretax gain of approximately $1,800,000.
•	In February 2010 we sold securities creating a taxable gain of $376,000 and reinvesting the proceeds of the sales into securities that generate taxable income.
•
Over the last quarter, asset quality indicators have stabilized and improved while core earnings have increased to levels last attained in 2007, so it appears more likely than not that over the next two to five years taxable income will return to levels approaching those prior to 2008.

Earning Assets

Average earning assets were $481.9 million during 2009, a decrease of 1.8% from 2008.  Average earning assets were $490.9 million in 2008, an increase of 21.4% over the $404.3 million balance for 2007.  Total average earning assets represented 86.3%, 91.0%, and 92.2% of total average assets during the years ended December 31, 2009, 2008 and 2007, respectively.  A summary of average assets is shown in the following table.

Average Asset Mix (dollars in thousands)

	2009		2008		2007
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
Earning assets:
Loans, net	$368,458	65.96%	$376,747	69.84%	$332,451	75.80%
Investment securities	92,344	16.53%	105,819	19.61%	65,454	14.92%
Federal funds sold	12,784	2.29%	6,318	1.17%	5,481	1.25%
Deposits with banks	8,323	1.49%	1,999.37%		943.21%
Total earning assets	481,909	86.27%	490,883	90.99%	404,329	92.18%

Nonearning assets:
Cash and due from banks	25,450	4.55%	8,181	1.52%	8,204	1.88%
Premises and equipment	17,346	3.11%	17,093	3.17%	8,475	1.93%
Other assets	33,913	6.07%	23,311	4.32%	17,571	4.01%
Total nonearning assets	76,709	13.73%	48,595	9.01%	34,250	7.82%
Total assets	$558,618	100.00%	$539,468	100.00%	$438,579	100.00%

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

Management’s Discussion and Analysis

A significant portion of the loan portfolio is made up of loans secured by various types of real estate.  Real estate loans represented 86.3%, 83.6%, and 82.6% of total loans at December 31, 2009, 2008, and 2007, respectively.  Total loans    secured by one-to-four family residential properties represented 22.8%, 21.7% and 21.0% of total loans at the end of 2009, 2008 and 2007, respectively.  Loans for commercial and business purposes were $32.5 million, $43.0 million and $43.6 million, or 9.3%, 11.1% and 12.1% of total loans outstanding at December 31, 2009, 2008 and 2007, respectively.

The amounts of gross loans outstanding by type at December 31, 2009 through December 31, 2005 are shown in the following table.

Loan Portfolio Summary (thousands)

	2009	2008	2007	2006	2005

Construction and development	$121,838	$125,878	$121,760	$109,036	$83,575
Farmland	2,473	3,343	3,806	2,412	2,545
1-4 family residential	80,071	83,734	75,671	64,475	62,796
Multifamily residential	9,879	11,802	3,670	3,650	4,495
Nonfarm, nonresidential	88,197	98,438	93,222	73,529	67,199
Total real estate	302,458	323,195	298,129	253,102	220,610

Agricultural	563	654	671	675	388
Commercial and industrial	32,551	42,958	43,617	48,858	29,036
Consumer	13,380	17,217	13,950	13,172	10,544
Other	1,512	2,432	4,610	1,783	1,327
Total	$350,464	$386,456	$360,977	$317,590	$261,905

The maturity/re-pricing distributions of loans as of December 31, 2009 are set forth in the following table.

Maturity Schedule of Loans (dollars in thousands)

	Commercial and Industrial	Construction and Development	Others	Total Amount	Percent

Three months or less	$12,285	$45,517	$68,130	$125,932	35.93%
Over three months to twelve months	4,936	19,973	17,205	42,114	12.02%
Over one year to five years	13,396	49,051	68,146	130,593	37.26%
Over five years	1,934	7,297	42,594	51,825	14.79%
Total loans	$32,551	$121,838	$196,075	$350,464	100.00%

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

Management’s Discussion and Analysis

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

Investment Securities (dollars in thousands)

	December 31, 2009
	Amortized Cost Due
	In One Yr. Or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Fair Value
Investment securities
Municipal securities	-	470	-	12,613	13,083	12,075
Corporate securities	1,323	2,000	-	2,295	5,618	4,502
Single issue trust preferred securities	-	-	1,002	11,088	12,090	10,552
Pool trust preferred securities	-	-	-	134	134	82

Mortgage-backed securities	-	-	-	61,167	61,167	60,558
Total	$1,323	$2,470	$1,002	$87,297	$92,092	$87,769

Weighted average yields
Municipal securities	-%	4.00%	-%	4.32%		4.31%
Corporate securities	-%	1.77%	-%	7.65%		4.91%
Single issue trust preferred securities	-%	-%	6.75%	6.33%		6.37%
Pooled trust preferred securities	-%	-%	-%	18.92%		18.92%
Mortgage-backed securities	-%	-%	-%	4.17%		4.17%
Consolidated	-%	2.19%	6.75%	4.58%		4.47%

Management’s Discussion and Analysis

	2008
	Book Value	Fair Value
Investment securities
Government sponsored enterprises (FHLB, FFCB and FHLMC	$10,500	$10,606
Equity securities	53	53
Municipal securities	16,577	14,772
Corporate securities	7,319	5,173
Single issue trust preferred securities	21,565	15,749
Pooled trust preferred securities	570	140
Mortgage-backed securities	40,091	40,910
Total	$96,675	$87,403

The interest rate environment and the need for liquidity resulted in an annualized average yield on the investment portfolio of 5.1%, 6.0%, and 5.8% during 2009, 2008 and 2007, respectively.  At December 31, 2009, 2008 and 2007, the market value of the investment portfolio was $87.8 million, $87.4 million, and $99.3 million, respectively. Amortized cost was $92.1 million, $96.7 million, and $100.3 million. The investment portfolio was restructured in 2009, as municipal securities, corporate securities and single issue trust preferred securities were sold to reduce risk on the balance sheet and replaced with mortgage-backed securities with less risk to the balance sheet.

Federal Funds Sold

Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. However, because of the flat yield curve and the need to maintain liquidity, management maintained a significant amount of Federal funds during the past three years.  Average Federal funds sold totaled $12.8 million, $6.3 million, and $5.5 million in 2009, 2008, and 2007, respectively.  At December 31, 2009 and December 31, 2008 Federal funds sold were $21.3 million and $4.3 million, respectively.

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets.  More specifically, core deposits (total deposits less time deposits in denominations of $100,000 or more) are the primary funding source.

The Bank's balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.  Market conditions have resulted in depositors shopping for better deposit rates more than in the past.  An increased customer awareness of interest rates adds to the importance of rate management.  The Bank's management must continuously monitor market pricing, competitors’ rates, and internal interest rate spreads to maintain the Bank’s growth and achieve profitability.  The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Bank.

Average total deposits were $443.0 million during 2009.  This is an increase of 6.6% over 2008.  Average total deposits were $415.7 million for the year ended December 31, 2008, an increase of 17.3% over 2007.  The majority of those deposits were core deposits. The percentage of the Bank's average deposits that were interest bearing in 2009 was 92.1% and 91.9% during 2008 and 89.8% during 2007.  Average demand deposits which earn no interest were $34.9 million, $33.8 million and $36.2 million for the periods ended December 31, 2009, 2008 and 2007, respectively.

Management’s Discussion and Analysis

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

Average deposits and related average rates paid for the periods ended December 31, 2009, 2008, and 2007 are summarized in the following table.

Average Deposit Mix (dollars in thousands)

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Interest bearing deposits:
Demand accounts	$35,775.49%		$29,399.61%		$26,714.62%
Money market	91,071	1.42	67,749	2.57	66,482	3.58
Savings	10,552.65		8,831	1.12	6,138.89
Time deposit	270,669	4.16	275,956	4.16	218,997	5.05
Total interest bearing deposits	408,067	2.27	381,935	3.54	318,331	4.29

Noninterest bearing demand deposits	34,892		33,775		36,181
Total deposits	$442,959		$415,710		$354,512

The following table provides maturity information relating to time deposits of $100,000 or more at December 31, 2009.

Large Time Deposit Maturities, (thousands)

Remaining maturity of three months or less	$46,116
Remaining maturity over three through twelve months	100,052
Remaining maturity over twelve months	30,617
Total time deposits of $100,000 or more	$176,785

Securities Sold Under Agreements to Repurchase

Other borrowed funds consisting of securities sold under agreements to repurchase and Federal funds purchased were $20.6 million, $23.8 million and $29.2 million at December 31, 2009, 2008 and 2007, respectively. Average short-term debt was $8.9 million, $22.6 million and $10.5 million during 2009, 2008 and 2007, respectively.  The related interest expense was $208,032, $763,493 and $468,792 during 2009, 2008 and 2007, respectively.

Other Short-term Borrowings

There was one fixed rate FHLB advance of $2,500,000 at December 31, 2009 and was one variable rate FHLB advance of $6,000,000 at December 31, 2008. Also included in other short-term borrowings was a $1,000,000 facility which is funded by Nexity Bank that will mature on July 1, 2010 at a 5.00% lending rate.

Long-term Debt

As a member of the Federal Home Loan Bank of Atlanta, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances.  At December 31, 2009 and 2008 advances of $40.0 million and $42.5 million, respectively were outstanding. The average amount outstanding during 2009 and 2008 was $40.2 million and $34.9 million, respectively.  Approximately $20,000,000 in 1-4 family residential loans, $22,000,000 in commercial real estate loans and 10,000,000 in home equity line of credit loans were pledged as collateral for the FHLB advances at December 31, 2009. On June 27, 2008, Waccamaw Bank, sold in a private placement to qualified institutional investors, an aggregate of $3,000,000 of subordinated notes that will mature on July 1, 2015 at 3 month LIBOR plus 350 basis points.

Management’s Discussion and Analysis

Maturity Date	Advance	Rate

07/01/15	3,000,000	90 Day LIBOR + 3.50%
09/02/11	5,000,000	Fixed at 3.76%
07/17/12	9,000,000	Fixed at 4.48%
09/04/12	6,000,000	Fixed at 4.00%
09/03/13	6,000,000	Fixed at 4.15%
12/02/13	5,000,000	Fixed at 4.39%
09/29/15	4,000,000	Fixed at 4.06%
04/22/19	5,000,000	Fixed at 4.75%
	$43,000,000

Capital Adequacy

Stockholders’ equity was $17.2 million at December 31, 2009.  This was a 38.4% decrease from the $27.8 million at the end of 2008.  Average stockholders' equity as a percentage of average total assets was 5.2%, 6.2% and 7.9% for 2009, 2008, and 2007, respectively.

The Company completed a unit offering on August 31, 2006 consisting of one share of common stock and one warrant to purchase a share of the Company’s common stock at a price per share of $21.82 at any time until September 30, 2009 (subsequently extended to September 30, 2014). The units were offered for sale to the holders of record of the Company’s common stock at the close of business on July 12, 2006. The offering raised $3,582,000 less expenses of $46,000 of additional capital through the sale of 231,778 units (adjusted for stock dividends).

The Company also completed a private offering on October 31, 2006 consisting of one share of Series A convertible preferred stock and one detachable warrant to purchase one share of the Company’s common stock at a price per share of $21.82 at any time until September 30, 2009. On September 25, 2009, an amendment to the warrant agreement extended the exercise period of the warrants until September 30, 2014. All other provisions of the warrant agreement are unchanged and remain in full force and effect. The private offering raised $1,006,000 less expenses of $13,000 of additional capital through the sale of 65,111 units. Each share of preferred stock may be converted at the election of its holder to one share of common stock after November 1, 2007 (adjusted for stock dividends).

The Company completed its first issuance of trust preferred securities in December 2003 in the amount of $8 million and completed its second issuance of trust preferred securities in July 2008 in the amount of $4 million.  The Trust Preferred securities are accounted for as long-term debt in the accompanying financial statements, however, for regulatory capital purposes, these issuances are considered Tier 1 capital. The Company has exercised its right to defer payments on the junior subordinated debentures underlying its outstanding trust preferred securities.

These capital transactions are being utilized to capitalize the continued growth of the Company and the Bank.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2009, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 7.9% and 8.9%, respectively.

The Bank also has capital ratio constraints with which to comply.  These ratios are slightly different than those required at the parent company level.  At December 31, 2009, the Bank’s capital ratios were as follows:  Tier 1 leverage ratio, 6.1%, Tier 1 risk-based capital ratio, 8.1% and total risk-based ratio, 10.1%.  These capital ratios were sufficient at December 31, 2009 to classify the Bank as “well capitalized” in accordance with the FDIC’s regulatory capital rules.  The Company’s and Bank’s actual capital amounts and ratios are presented at December 31, 2009 in the following table.

Management’s Discussion and Analysis

Capital Requirements (dollars in thousands)

Waccamaw Bankshares, Inc.

			Risk-based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$31,742	5.88%	$31,742	7.93%	$35,848	8.95%
Well Capitalized	26,995	5.00%	24,022	6.00%	40,036	10.00%

Waccamaw Bank

			Risk-based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$32,332	6.00%	$32,332	8.09%	$40,401	10.11%
Well Capitalized	26,956	5.00%	23,979	6.00%	39,965	10.00%

(1)
Percentage of total adjusted average assets. The Federal Reserve Board (“FRB”) minimum leverage ratio requirement is 4 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Company of any specific requirements applicable to it.

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

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in the following table.

Management’s Discussion and Analysis

Allowance for Loan Losses (dollars in thousands)

	2009	2008	2007	2006	2005

Balance at beginning of period	$7,188	$5,386	$4,886	$3,939	$2,791
Charge-offs:
Construction loans	(6,881)	(492)	(86)	-	-
Commercial and industrial loans	(1,847)	(231)	(1)	(500)	(86)
Consumer and other	(4,983)	(476)	(201)	(85)	(184)
Total charge-offs	(13,711)	(1,199)	(288)	(585)	(270)
Recoveries:
Construction loans	(55)	-	379	-	-
Commercial and industrial loans	4	4	-	-	34
Consumer and other	143	7	23	36	14
Total recoveries	92	11	402	36	48

Net charge-offs	(13,619)	(1,188)	114	(549)	(222)

Allowance purchased from The Bank of Heath Springs	-	-	-	46	-

Provision for loan losses	16,580	2,990	386	1,450	1,370

Balance at the end of the year	$10,149	$7,188	$5,386	$4,886	$3,939

Total loans outstanding at year-end	$350,464	$386,456	$360,977	$317,590	$261,905

Average net loans outstanding for the year	$368,458	$376,747	$332,451	$279,625	$238,579

Allowance for loan losses to loans outstanding	2.90%	1.86%	1.49%	1.54%	1.50%
Ratio of net loan charge-offs to average loans outstanding	3.70%	.32%	(0.03)%	0.20%	0.09%

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

Allowance for Loan Losses by Category (dollars in thousands)

	2009&lt ;/f ont>		2008&lt ;/f ont>		2007&lt ;/f ont>		2006&lt ;/f ont>		2005&lt ;/f ont>
	Amount& lt; /font>	%(1)&lt ;/f ont>	Amount& lt; /font>	%(1)&lt ;/f ont>	Amount& lt; /font>	%(1)&lt ;/f ont>	Amount& lt; /font>	%(1)&lt ;/f ont>	Amount& lt; /font>	%(1)

Construction and development	$3,556	35.04	$2,341	32.57	$1,936	33.73	$1,766	34.33	$1,320	31.91
Farmland	70.69		62.86		61	1.05	39.76		33.97
1-4 family residential	2,282	22.48	1,557	21.67	1,059	20.96	954	20.30	911	23.98
Multifamily residential	327	3.22	220	3.05	42	1.02	42	1.15	49	1.71
Nonfarm, nonresidential	2,533	24.96	1,831	25.47	1,399	25.82	1,176	23.15	1,048	25.66
Total real estate	8,768	86.39	6,011	83.62	4,497	82.58	3,977	79.69	3,361	84.23

Agricultural	16.16		12.17		10.19		10.22		5.14
Commercial and industrial	943	9.29	800	11.13	593	12.09	664	15.38	389	11.09
Consumer	380	3.74	320	4.45	226	3.86	212	4.15	168	4.03
Other	42.42		45.63		60	1.28	23.56		16.51
Total	$10,149	100.00	$7,188	100.00	$5,386	100.00	$4,886	100.00	$3,939	100.00

(1)	Represents the percentage of loans in each category to total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses.  Management does, however consider the allowance for loan losses to be adequate at December 31, 2009.

Management’s Discussion and Analysis

The following table sets forth information about the Bank’s nonperforming assets.

Nonperforming Assets (dollars in thousands)

	2009	2008	2007	2006	2005

Nonaccrual loans	$21,440	$15,633	$1,534	$1,181	$1,711
Loans past due 90 days or more and still accruing interest	1,409	1,451	2,608	340	250
Total nonperforming loans	22,849	17,084	4,142	1,521	1,961

Other real estate and repossessed personal property	5,015	963	340	32	140
Total nonperforming assets	$27,864	$18,047	$4,482	$1,553	$2,101

Nonperforming assets as a percentage of:
Total assets	5.23%	3.36%	.88%	.39%	.65%
Total loans	7.96%	4.67%	1.24%	.49%	.80%

Asset Quality

At December 31, 2009, the Company had approximately $26.3 million in loans that were 30-89 days past due. This represented 7.50% of gross loans outstanding on that date. This is an increase from December 31, 2008 when there were approximately $8.0 million in loans that were 30-89 days past due, or 2.07% of gross loans outstanding. At December 31, 2007 there were approximately $4.2 million in loans that were 30-89 days past due, or 1.17% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans increased $5.8 million to $21.4 million at December 31, 2009 compared to $15.6 million at December 31, 2008, primarily as a result of 3 loan relationships of $1 million or more totaling $6.8 million that were reclassified from past due status to non-accrual.  Non-accrual loans totaled $1.5 million at December 31, 2007.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 194 basis points from 4.02% at December 31, 2008 to 6.78% at December 31, 2009. The percentage of non-performing loans at December 31, 2007 was 1.15%. The Company had no loans that were considered troubled debt restructured loans.

At December 31, 2009, there were $41.6 million of loans that were reviewed for individual impairment under FAS 114. None of these impaired loans required a specific reserve at December 31, 2009. At December 31, 2008, $25.2 million in loans were classified as impaired of which $22.8 million required a specific reserve of $3.6 million. At December 31, 2007, $2.5 million in loans were classified as impaired of which no loans required a specific reserve. The allowance for loan losses was $10.1 million at December 31, 2009 or 2.90% of gross loans outstanding. This is an increase of 104 basis points from the 1.86% of gross loans at December 31, 2008. The allowance for loans losses was $5.4 million at December 31, 2007. The allowance for loan losses at December 31, 2009 represented 24.41% of impaired loans compared to 28.49% at December 31, 2008. The allowance for loans losses at December 31, 2007 represented 215.07%. This increase in the allowance for 2009 resulted from provisions for loan losses of $16.6 million, partially offset by net charge-offs of $13.7 million. Most of the loans charged-off in 2009 were classified as impaired at December 31, 2009. It is management’s assessment that the allowance for loan losses as of December 31, 2009 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

Management’s Discussion and Analysis

The total non-performing assets, (non-accrual loans, loans greater than 90 days past due and still accruing and other real estate owned), at December 31, 2009, December 31, 2008 and December 31, 2007 were $27.9 million, $18.0 million and $4.5 million, respectively. The allowance for loan losses at December 31, 2009 represented 36.4% of non-performing assets compared to 43.33% at December 31, 2008.

Since 2007, the allowance for loan losses model had been modified and refined. The previous method included a FAS 5 component that incorporated a risk grade assessment that was primarily based on peer group averages.  In response to changes in the economic environment, in early 2008, the Bank implemented a new allowance for loan losses model, developed by a vendor with expertise in credit risk monitoring.  The new model incorporates a FAS 5 component that builds upon actual historical losses by call report code, adjusted for environmental changes in the lending environment. At December 31, 2007, the FAS 5 component accounted for essentially all of the Bank’s allowance for loan losses, as the local economy at that time was still relatively healthy and real estate values were not in decline.

Additional information is as follows:

	2009	2008	2007

Impaired loans	$41,575,130	$25,227,758	$2,504,192
Unimpaired loans	308,594,595	360,843,112	358,019,757
Gross loans	$350,169,725	$386,070,870	$360,523,949

Specific reserve on impaired loans	$-	$3,586,786	$-
Reserve related to FAS 5	10,148,927	3,601,195	5,385,782
Total allowance for loan losses	$10,148,927	$7,187,981	$5,385,782

Allowance to gross loans	2.90%	1.86%	1.49%
Specific reserve to impaired loans	-	14.22%	-
FAS 5 reserves to unimpaired loans	3.29%	1.00%	1.49%

The Bank’s allowance for loan and lease losses methodology involves the following:  The Registrant evaluates loans and relationships greater than $500,000 and in non-performing status (non-accrual, greater than 90 days still accruing, etc.) or otherwise deemed to be impaired for individual impairment under FAS 114.  Further, individual impairment is calculated for any loan, regardless of size, rising to the level of Troubled Debt Restructure.  Once the FAS 114 analysis is completed, the valuation is reviewed for required specific reserve adjustment at least quarterly.  On large or complex credits (generally those in excess of $1,000,000), the Bank obtains a liquidation or quick-sale appraisal at the initial impairment determination and adjusts the specific reserve upon receipt and review of the appraisal.  Generally, the Bank obtains an updated appraisal on such properties annually.  On smaller credits, the decision to pay for an in-debt appraisal is made on a case-by-case basis.  In cases where such an updated appraisal is not obtained, the Bank may elect to apply a discount to the most recent appraisal obtained for the property in question.  This discount is based on changes in value observed from appraisals on similar properties and knowledge about recent sales of similar properties.  Again, these evaluations are reviewed quarterly.

Loans evaluated under FAS 114 are removed from the FAS 5 general loan classifications, to avoid double reserving.  Our ALLL model breaks FAS 5 down into two parts:  reserves based upon historical losses (adjusted to account for current economic outlook or other factors), risk grade or past due status, years to impairment, and an “unallocated” section based on observations of general economic conditions, local unemployment figures, GDP trends, or other quantitative or qualitative factors.

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

At December 31, 2009, the Bank was cumulatively asset-sensitive (earning assets subject to interest rate changes exceeded interest-bearing liabilities subject to changes in interest rates).  Demand, savings and money market accounts re-pricing within three months totaled $147.0 million. Historically, these short-term deposits are not as rate sensitive as other types of interest-bearing deposits.  The Bank is asset sensitive in the three month or less time period, with the four to twelve months time period being liability-sensitive, the thirteen to sixty months time period being asset-sensitive and the over sixty months time period being asset-sensitive.

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

The Company’s historical liquidity management process included anticipating operating cash requirements, evaluating time deposit maturities, monitoring loan to deposit ratios and correlating these activities to an overall periodic internal liquidity measure. In evaluating our asset mix, we have sought to maintain a securities portfolio sufficient to provide short-term liquidity in periods of unusual fluctuations.

The table below shows the sensitivity of the Bank's balance sheet at the dates indicated but is not necessarily indicative of the position on other dates.

Management’s Discussion and Analysis

Interest Rate Sensitivity (dollars in thousands)

	December 31, 2009 Maturities/Re-pricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earning assets:
Loans	$125,932	$42,114	$130,593	$51,825	$350,464
Investments	1,323	-	3,472	87,297	92,092
Federal funds sold	21,315	-	-	-	21,315
Deposits with banks	7,696	-	-	-	7,696
Total	156,266	42,114	134,065	139,122	471,567

Interest-bearing liabilities:
Demand accounts	35,476	-	-	-	35,476
Savings and money market	111,509	-	-	-	111,509
Time deposits	72,814	136,408	44,391	-	253,613
Repurchase agreements and purchased funds	3,615	-	10,000	7,000	20,615
Other short-term borrowings	2,500	1,000	-	-	3,500
Long-term debt	-	-	31,000	12,000	43,000
Subordinated debentures	12,372	-	-	-	12,372
Total	238,286	137,408	85,391	19,000	480,085
Interest rate gap	$(82,020)	$(95,294)	$48,674	$120,122	$(8,518)

Cumulative interest sensitivity gap	$(82,020)	$(177,314)	$(128,640)	$(8,518)

Ratio of sensitivity gap to total earnings assets	(17.39)%	(20.21)%	10.32%	25.47%	(1.81)%
Cumulative ratio of sensitivity gap to total earnings assets	(17.39)%	(37.60)%	(27.28)%	(1.81)%

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

Management’s Discussion and Analysis

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

	2009	2008

Commitments to extend credit	$41,072,000	$41,067,000
Stand-by letters of credit	796,000	3,194,000
	$41,868,000	$44,261,000

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

Key Financial Ratios

	2009		2008		2007

Average equity to average assets	5.17%		6.20%		7.64%
Return on average assets	(2.54	) %	(.38	) %	.89%
Return on average equity	(49.18	) %	(6.11	) %	11.67%

Stockholder Information

Annual Meeting

The annual meeting of stockholders will be held Thursday, May 20, 2010 at 7:00 p.m. at the Vineland Station Train Depot, Whiteville, North Carolina.

Requests for Information

Requests for information should be directed to Mr. James G. Graham, President and Chief Executive Officer, at Waccamaw Bankshares, Inc., Post Office Box 2009, Whiteville, North Carolina, 28472; telephone (910) 641-0044.

Independent Auditors	Stock Transfer Agent	Legal Counsel

Elliott Davis, LLC	First Shareholder Services	Gaeta & Eveson, P.A.
Certified Public Accountants	Post Office Box 29522	700 Spring Forest Road
104 Cranberry Rd.	Raleigh, North Carolina 27626-0522	Suite 335
Galax, Virginia 24333	Raleigh, North Carolina 27609

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC.  This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.