Form 10-Q
period 2010-03-31
WACCAMAW BANKSHARES INC
filed 2010-05-14
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2010
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

YES     ☐    NO     ☒

As of May 13, 2010 there were 5,551,183 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

Page Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2010 (Unaudited)
and December 31, 2009 (Audited)	1

Consolidated Statements of Operations, Three Months Ended
March 31, 2010 and March 31, 2009 (Unaudited)	2

Consolidated Statements of Cash Flows, Three Months Ended
March 31, 2010 and March 31, 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4-11

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	12-17

Item 4T. Controls and Procedures	18

Part II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

SIGNATURES	19

EXHIBIT INDEX	20

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009

Assets

Cash and due from banks	$9,080,776	$13,973,474
Interest-bearing deposits with banks	79,283,245	7,695,499
Federal funds sold	6,565,000	21,315,000
Total cash and cash equivalents	94,929,021	42,983,973

Investment securities, available-for-sale	93,319,842	87,769,319
Restricted equity securities	4,041,350	4,041,350
Loans, net of allowance for loan losses of $10,442,170 in 2010, and $10,148,927 in 2009	332,074,918	340,020,798
Foreclosed assets	8,086,184	4,994,241
Property and equipment, net	16,867,894	17,035,644
Intangible assets, net	194,318	237,270
Accrued income	2,039,764	2,449,081
Bank owned life insurance	18,764,098	18,576,015
Other assets	15,816,780	15,113,381
Total assets	$586,134,169	$533,221,072

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$32,674,539	$32,940,811
Interest-bearing deposits	455,527,500	400,597,148
Total deposits	488,202,039	433,537,959

Securities sold under agreements to repurchase	20,557,000	20,615,000
Other short-term borrowings	1,000,000	3,500,000
Long-term debt	43,000,000	43,000,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	996,084	942,689
Other liabilities	1,900,389	2,098,993
Total liabilities	568,027,512	516,066,641

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, convertible, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 550 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9,064	9,064
Common stock, no par value; 25,000,000 shares authorized; 5,551,183 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	24,892,548	25,099,770
Retained deficit	(5,452,342)	(5,129,490)
Accumulated other comprehensive loss	(1,342,613)	(2,824,913)
Total stockholders’ equity	18,106,657	17,154,431
Total liabilities and stockholders’ equity	$586,134,169	$533,221,072

See notes to consolidated financial statements

Waccamaw Bankshares, Inc.
Consolidated Statements of Operations
Three-months ended March 31, 2010 and March 31, 2009 (Unaudited)

	Three-Months Ended
	March 31,
	2010	2009
Interest income
Loans and fees on loans	$4,614,547	$5,187,765
Federal funds sold and interest earning deposits	24,811	1,330
Investment securities, taxable	835,940	1,225,198
Investment securities, nontaxable	125,310	163,103
Total interest income	5,600,608	6,577,396

Interest expense
Deposits	1,774,316	2,688,247
Federal funds purchased and securities sold under agreements to repurchase	164,596	185,777
Short-term borrowings	28,750	78,878
Long-term borrowings	558,543	543,623
Total interest expense	2,526,205	3,496,525
Net interest income	3,074,403	3,080,871

Provision for loan losses	1,016,013	987,650
Net interest income after provision for loan losses	2,058,390	2,093,221

Non-interest income
Service charges on deposit accounts	666,225	501,497
Mortgage origination income	86,766	102,735
Income from financial services	19,360	29,652
Earnings on bank owned life insurance	188,083	193,336
Net realized gains on sale of or maturity of investment securities	385,927	232,780
Other operating income	318,718	285,154
Total non-interest income	1,665,079	1,345,154

Non-interest expense
Salaries and employee benefits	1,576,698	1,929,888
Occupancy and equipment	493,667	530,837
Data processing	285,318	334,929
Regulatory agency expense	316,150	319,682
Amortization expense of intangible assets	46,119	53,233
Other expense	697,690	656,383
Total non-interest expense	3,415,642	3,824,952
Income (loss) before income taxes	307,827	(386,577)

Income tax expense (benefit)	19,412	(251,038)
Net income (loss)	$288,415	$(135,539)

Basic earnings income per share	$.05	$(.02)
Diluted earnings income per share	$.05	$(.02)
Weighted average shares outstanding	5,551,183	5,523,549
Diluted average shares outstanding	5,551,733	5,523,549

See notes to consolidated financial statements

Waccamaw Bankshares, Inc.
Consolidated Statements of Cash Flows
Three-months ended March 31, 2010 and March 31, 2009 (Unaudited)

	Three-Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$288,415	$(135,539)
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Depreciation and amortization	222,874	237,631
Stock-based compensation	25,701	40,103
Provision for loan losses	1,016,013	987,650
Accretion of discount on securities, net of amortization of premiums	74,165	25,407
Gain on sale of investment securities	(385,927)	(232,780)
Income from bank owned life insurance	(188,083)	(193,336)
Changes in assets and liabilities:
Accrued income	409,317	198,311
Other assets	72,472	24,233
Accrued interest payable	53,395	(39,367)
Other liabilities	(198,604)	654,949
Net cash provided by operating activities	1,389,738	1,567,262

Cash flows from investing activities
Purchases of investment securities available-for-sale	(31,363,448)	(33,551,341)
Purchases of restricted equity securities	-	(55,800)
Principal repayments of investments available-for-sale	880,240	7,709,364
Net decrease in loans	3,837,924	1,475,630
Sales and maturities of investment securities available-for-sale	25,339,609	26,792,119
Purchases of property and equipment	(12,172)	(24,712)
Net cash (used in) provided by investing activities	(1,317,847)	2,345,260

Cash flows from financing activities
Net decrease in non-interest-bearing deposits	(266,272)	(3,459,242)
Net increase in interest-bearing deposits	54,930,352	26,500,159
Net decrease in securities sold under agreements to repurchase	(58,000)	(267,000)
Proceeds (repayments) from short-term borrowings	(2,500,000)	2,500,000
Repayments of long-term debt	-	(2,500,000)
Stock issuance costs and redemption of fractional shares	(232,923)	-
Net cash provided by financing activities	51,873,157	22,773,917
Increase in cash and cash equivalents	51,945,048	26,686,439

Cash and cash equivalents, beginning	42,983,973	15,913,493
Cash and cash equivalents, ending	$94,929,021	$42,599,932

Supplemental disclosure of cash flow information
Interest paid	$2,472,810	$3,535,892

Real estate acquired in settlement of loans	$3,091,943	$-

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The balance sheet at December 31, 2009 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of March 31, 2010 and December 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009.

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

NOTE 2. REGULATORY CAPITAL AND REGULATORY MATTERS

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

NOTE 3.  EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2010 and 2009 were calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2010 were calculated by dividing net income by the weighted average number of dilutive shares outstanding. For the three months ended March 31, 2009, there was no dilutive effect as the Company reported a loss on operations.

The following table details the computation of basic and diluted earnings (loss) per share:

	March 31, 2010	March 31, 2009

Net income (loss) (income available to common shareholders)	$288,415	$(135,539)

Weighted average common shares outstanding	5,551,183	5,523,549
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	550	-
Weighted average common shares outstanding, diluted	5,551,733	5,523,549

Basic income (loss) per share	$.05	$(.02)
Diluted income (loss) per share	$.05	$(.02)

At March 31, 2010 and March 31, 2009, the Company had 296,889 warrants outstanding. At March 31, 2009 these warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. There were 314,539 anti-dilutive options at March 31, 2010 and 320,610 anti-dilutive options at March 31, 2009 which have been excluded from the diluted weighted shares outstanding. For the three months ended March 31, 2010, the stock compensation expense of the Company was $25,701 compared to $40,103 for the three months ended March 31, 2009. The unrecognized stock compensation expense for the three months ended March 31, 2010 was $195,284 compared to $195,113 for the three months ended March 31, 2009.

In 2008, the shareholders approved an equity compensation plan (the “2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”)) which replaced the Company’s 1998 Incentive Stock Option Plan and 1998 Non-statutory Stock Option Plan (the “Previous Plans”). After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no stock option award can be granted after the tenth anniversary of the plan. The Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, or long-term incentive compensation units. The Board of Directors determines the exercise price and all other terms of all grants.

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

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009

Commitments to extend credit	$38,508,000	$41,072,000
Standby letters of credit	796,000	796,000

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles.  Disclosure requirements provided in the June 2009 guidance were not deferred.  The amendments were effective January 1, 2010 and had no effective on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features w not exempt from potential bifurcation and separate accounting.  The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted.  The Company does not expect these amendments to have any impact on the financial statements.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2010, the Bank identified $38,306,997 in impaired loans.  Of these impaired loans, $727,663 was identified to have impairment of $277,663.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure.  The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company recorded the foreclosed asset as nonrecurring.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

March 31, 2010	Total	Level 1	Level 2	Level 3

Mortgage backed securities	77,395,440	24,320,940	53,074,500	-
Corporate securities	3,325,645	-	2,085,645	1,240,000
Single issue trust preferred securities	6,082,625	-	4,142,625	1,940,000
Municipal securities	6,516,132	-	6,516,132	-
	$93,319,842	$24,320,940	$65,818,902	$3,180,000

December 31, 2009	Total	Level 1	Level 2	Level 3

Mortgage backed securities	60,558,270	3,890,233	56,668,037	-
Corporate securities	4,501,810	-	3,381,810	1,120,000
Single issue trust preferred securities	10,552,149	-	8,802,149	1,750,000
Pooled trust preferred securities	82,255	-	82,255	-
Municipal securities	12,074,835	-	12,074,835	-
	$87,769,319	$3,890,233	$81,009,086	$2,870,000

There were no liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following tables (in thousands):

March 31, 2010	Total	Level 1	Level 2	Level 3

Construction and development impaired loans	$450	$-	$-	$450
Foreclosed assets	8,086	-	-	8,086

Total assets at fair value	$8,536	$-	$-	$8,536

December 31, 2009	Total	Level 1	Level 2	Level 3

Impaired loans	$-	$-	$-	$-
Foreclosed assets	4,994	-	-	4,994

Total assets at fair value	$4,994	$-	$-	$4,994

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

The following table, which presents additional information about financial assets and liabilities measured at fair value at March 31, 2010 and 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available for Sale
Securities
(In thousands)

Balance, January 1, 2009	$3,939
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	1,661
Balance, March 31, 2009	$5,600

Available for Sale
Securities
(In thousands)

Balance, January 1, 2010	$2,870
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	310
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2010	$3,180

For the three months ended March 31, 2010, there were no net transfers into Level 3.

Generally accepted accounting principles requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2010 and December 31, 2009. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$9,081	$9,081	$13,973	$13,973
Interest-bearing deposits with banks	79,283	79,283	7,695	7,695
Federal funds sold	6,565	6,565	21,315	21,315
Investment securities	93,320	93,320	87,769	87,769
Restricted equity securities	4,041	4,041	4,041	4,041
Loans, net of allowance for loan losses	332,075	325,078	340,021	333,368

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Liabilities
Deposits	488,202	488,832	433,538	431,370
Securities sold under agreements to
repurchase and federal funds purchased	20,557	20,557	20,615	20,615
Other short-term borrowings	1,000	1,000	3,500	3,484
Long-term debt	43,000	41,239	43,000	41,450
Junior subordinated debentures	12,372	8,227	12,372	8,234

NOTE 6 — COMPREHENSIVE INCOME (LOSS)

Recognized revenue, expenses, gains, and losses must be included in net income or loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with the operating net income or loss, are components of comprehensive income or loss. A summary of comprehensive income is as follows:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2010	2009

Net income (loss)	$288,415	$(135,539)

Other comprehensive income (loss):
Gain on sale of investments	(385,927)	(232,780)
Unrealized gains (losses) on available-for-sale investment securities	1,803,393	(1,188,409)
Tax effect	(546,433)	969,763
Total other comprehensive income (loss)	871,033	(451,426)

Comprehensive income (loss)	$1,159,448	$(586,965)

NOTE 7 – INVESTMENT SECURITIES

Investments in available for sale securities of $93,319,842 consisted of corporate securities, single issue trust preferred securities, municipal securities, and mortgage backed securities (MBS) at March 31, 2010.

At March 31, 2010, we had 34 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) summarized below were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities are due to credit quality, as well as liquidity. We have the intent and the ability to hold the remaining investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

The following is a summary of the securities portfolio by major classification at the dates presented.

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	77,401,309	244,811	(250,680)	77,395,440
Corporate securities	4,281,516	-	(955,870)	3,325,646
Single issue trust preferred securities	7,168,239	157,475	(1,243,090)	6,082,624
Municipal securities	7,374,277	819	(858,964)	6,516,132
	$96,225,341	$403,105	$(3,308,604)	$93,319,842

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	61,167,200	159,880	(768,810)	60,558,270
Corporate securities	5,617,961	-	(1,116,151)	4,501,810
Single issue trust preferred securities	12,089,781	148,661	(1,686,293)	10,552,149
Pooled trust preferred securities	133,935	-	(51,680)	82,255
Municipal securities	13,083,406	29,210	(1,037,781)	12,074,835
	$92,092,283	$337,751	$(4,660,715)	$87,769,319

Gross realized gains and losses resulting from the sale of securities for the three months ended March 31, 2010 and 2009 are as follows:

	Quarter	Quarter
	ended	ended
	March 31, 2010	March 31, 2009

Realized gains	$531,451	$338,519
Realized losses	(145,524)	(105,739)
	$385,927	$232,780

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2010
Mortgage backed securities	$34,299,309	$(230,694)	$1,885,325	$(19,987)	$36,184,634	$(250,681)
Corporate securities	1,500,645	(780,870)	1,825,000	(175,000)	3,325,645	(955,870)
Single issue trust preferred securities	1,340,000	(660,000)	4,142,625	(583,089)	5,482,625	(1,243,089)
Municipal securities	499,524	(15,476)	5,480,790	(843,488)	5,980,314	(858,964)
Total temporarily impaired securities	$37,639,478	$(1,687,040)	$13,333,740	$(1,621,564)	$50,973,218	$(3,308,604)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2009
Mortgage backed securities	$42,983,307	$(768,810)	$-	$-	$42,983,307	$(768,810)
Corporate securities	1,398,872	(896,151)	1,780,000	(220,000)	3,178,872	(1,116,151)
Single issue trust preferred securities	1,994,732	(925,992)	3,967,017	(760,301)	5,961,749	(1,686,293)
Pooled trust preferred securities	33,118	(51,680)	49,138	-	82,256	(51,680)
Municipal securities	1,356,260	(43,738)	6,714,609	(994,043)	8,070,869	(1,037,781)
Total temporarily impaired securities	$47,766,289	$(2,686,371)	$12,510,764	$(1,974,344)	$60,277,053	$(4,660,715)

The scheduled contractual maturities of securities (all available for sale) at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$1,322,937	$1,322,937
Due in one through five years	3,002,080	2,783,589	2,470,000	2,255,560
Due in five through ten years	-	-	1,002,184	952,851
Due after ten years	93,223,261	90,536,253	87,297,162	83,237,971
	$96,225,341	$93,319,842	$92,092,283	$87,769,319

The Company’s unrealized losses on other securities relate to its investment in bank-only pooled trust preferred securities, corporate securities, municipal securities and mortgage backed securities (MBS). The Company is closely monitoring its investments in these securities in light of recent price volatility in the marketplace. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2010. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the three months ending March 31, 2010 and 2009 of Waccamaw Bankshares, Inc.  This discussion should be read in conjunction with the financial statements and related notes included in this report.

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

HIGHLIGHTS

Net income for the quarter ended March 31, 2010 was $288,415 or $.05 per weighted average basic share outstanding compared to a ($135,539) net loss or ($.02) per weighted average basic share outstanding for the quarter ended March 31, 2009.

On March 31, 2010, Waccamaw Bankshares, Inc. assets totaled $586,134,169 compared to $533,221,072 on December 31, 2009. Net loans on March 31, 2010 were $332,074,918 compared to $340,020,798 on December 31, 2009. Total deposits on March 31, 2010 were $488,202,039 compared to $433,537,959 at the end of 2009. Stockholders’ equity after adjustments for unrealized losses on securities available for sale increased by $952,226 resulting in a March 31, 2010 book value of $3.26 per common share, up from $3.09 on December 31, 2009.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At March 31, 2010 and at December 31, 2009, the Bank had no investments classified as held to maturity. Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the three month periods ended March 31, 2010 and 2009 there were no impairment write-downs.

Investments in available for sale securities of $93,319,842 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at March 31, 2010.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $6,565,000 on March 31, 2010 and $21,315,000 on December 31, 2009.

LOANS

Net loans outstanding on March 31, 2010, were $332,074,918, compared to $340,020,798 on December 31, 2009.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Curtailment of real estate lending in the first quarter of 2010, coupled with very low loan demand and aggressive resolution of problem loans, including the addition of $3,091,943 in foreclosed assets in the first quarter of 2010 and net charge-offs of $722,770 in the first quarter of 2010 are the major factors contributing to the $7,945,880 decrease in loans in the period since December 31, 2009.

DEPOSITS

Deposits on March 31, 2010, were $488,202,039 compared to $433,537,959 on December 31, 2009. Interest-bearing accounts represented 93.3% of total deposits at March 31, 2010 and 92.4% of total deposits at December 31, 2009. The significant increase in deposits was the result of the Bank taking advantage of low deposit interest rates in the brokered CD market, purchasing brokered CDs of approximately $40,000,000.

LIABILITIES

Securities sold under agreements to repurchase on March 31, 2010, were $20,557,000 compared to $20,615,000 on December 31, 2009. Long-term debt on March 31, 2010 and December 31, 2009 was $43,000,000. At March 31, 2010 and December 31, 2009, $40,000,000 was outstanding under Federal Home Loan Bank advances. Also included in long-term debt at March 31, 2010 and December 31, 2009 was $3,000,000 of subordinated notes bearing interest at 3-month LIBOR plus 350 basis points that will mature on July 1, 2015. Short-term borrowings at March 31, 2010 were $1,000,000 compared to $3,500,000 at December 31, 2009. There were no short-term borrowings funded by the Federal Home Loan Bank of Atlanta at March 31, 2010 and $2,500,000 in short-term borrowings at December 31, 2009 funded by the Federal Home Loan Bank of Atlanta. Also included in other short-term borrowings at March 31, 2010 and December 31, 2009 was a $1,000,000 line of credit at a 5.00% lending rate that will mature on July 1, 2010. Other liabilities at March 31, 2010 were $1,900,389 compared to $2,098,993 on December 31, 2009.

TRUST PREFERRED SECURITIES

In December 2003, the Company privately issued $8.0 million aggregate liquidation amount of floating rate trust preferred securities through Waccamaw Statutory Trust I, which was formed for the sole purpose of issuing the securities. We may redeem these trust preferred securities at our option with prior regulatory approval.  In July 2008, the Company completed a private offering of trust preferred securities through a Delaware statutory trust sponsored by the Company. Waccamaw Statutory Trust II, wholly owned by the Company, issued $4.0 million of preferred securities. The proceeds from the offering have been used to continue to support Waccamaw Bank’s growth. The interest payable on the trust preferred securities resets quarterly, and is equal to LIBOR plus 4.00%. On December 17, 2009 the Company began to defer interest payments on the junior subordinated debentures issued to Waccamaw Statutory Trust II.  On January 1, 2010 the Company began to defer payments on the junior subordinated debentures issued to Waccamaw Statutory Trust I.

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at March 31, 2010 was $18,106,657 compared to $17,154,431 at December 31, 2009. This $952,226 increase was primarily due to unrealized gains on securities available for sale increasing $1,482,300, net of tax and operating income of $288,415 for the quarter ended March 31, 2010. Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of March 31, 2010, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 8.2% and 9.1%, respectively. As of December 31, 2009, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 7.9% and 8.9%, respectively.

The Bank also has capital ratio constraints with which to comply.  These ratios are slightly different than those required at the parent company level.  At March 31, 2010, the Bank’s capital ratios were as follows: Tier 1 leverage ratio, 5.9%, Tier 1 risk-based capital ratio, 8.4% and total risk-based ratio, 10.4%. At December 31, 2009, the Bank’s capital ratios were as follows:  Tier 1 leverage ratio, 6.0%, Tier 1 risk-based capital ratio, 8.1% and total risk-based ratio, 10.1%.  These capital ratios were sufficient at March 31, 2010 and December 31, 2009 to classify the Bank as “well capitalized” in accordance with the FDIC’s regulatory capital rules.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2010, the Company had $13,679,566 in loans that were 30-89 past due. This represented 3.99% of gross loans outstanding on that date. This is a decrease from December 31, 2009 when there were $26,301,069 in loans that were 30-89 days past due, or 7.50% of gross loans outstanding. The decrease in past dues is spread throughout each category of the loan portfolio and is due primarily to increased staffing in the special assets and collections department.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 263 basis points from 6.78% at December 31, 2009 to 9.41% at March 31, 2010. The Company had no loans that were considered troubled debt restructured loans.

During 2009, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $1,016,013 provision was needed for the quarter ended March 31, 2010.

ALLL Methodological Changes from prior period.
•	On the advice of the bank’s examiners, the bank has changed its selections parameters for review under FAS 114, as follows.
o	Loans and relationships of $500,000 and more (vs previous threshold of $250,000).
o	Expanded review to include loans in risk grade 50 (Substandard), from previous concentration on risk grade 55 (Doubtful).
•
As a result of these changes, the complexion of FAS 114 is somewhat different.  We eliminated approximately 25 smaller relationships from the analysis, returning them to FAS 5.  And we added approximately 15 grade 50 loans, previously unreviewed.

•	On the advice of the bank’s CPAs, the bank elected to write down substantially all of the previously-calculated FAS 114 impairments, totaling approximately $7,000,000.
o
This leaves the ALLL with a distinctly different balance than previous submissions.  During the past 3 years, the ALLL has typically approximated a 50/50 balance between FAS 5 and FAS 114.  We now have essentially all of the bank’s calculated reserve in FAS 5.

o
The bank will follow this same guidance with FAS 114 reserves in the future.  As soon as an impairment can be reasonably calculated (that is, not upon initial impairment calculation, which is often an educated guess at best, but upon receipt and review of an updated appraisal, reasonable offer for purchase, etc…) the bank will write the loan down by the level of that impairment.

o	Where previous reports have typically carried approximately 20% of FAS 114 loan balances in reserve, we expect future reports to more closely approximate this one.

The increase in the provision is the result of an increase in non-performing loans along with loans identified as impaired under FAS 114 as discussed under Note 5 – “Fair Value” – in the notes to the Company’s consolidated financial statements included under Item 1 of this report. As of March 31, 2010 the Bank identified $38,306,997 in impaired loans.  Of these impaired loans, $727,663 was identified to have impairment of $277,663. At December 31, 2009, there was $41,575,130 of loans that were reviewed for individual impairment under FAS 114. None of these impaired loans required a specific reserve at December 31, 2009.  The decreases in impaired loans resulted from net charge-offs of $13,618,962 at December 31, 2009, as most of the loans charged-off in 2009 were classified as impaired.

The allowance for loan losses on March 31, 2010, was $10,442,170 or 3.05% of period end loans compared to $10,148,927 and 2.90% at December 31, 2009. The allowance for loan losses at March 31, 2010 represented 27.26% of impaired loans compared to 24.41% at December 31, 2009. At March 31, 2010 the Bank had loans totaling $31,053,115 in nonaccrual status as compared to $19,014,659 at March 31, 2009. The increase in non-accrual loans includes increases in five non-performing commercial real estate loans totaling $17,699,451. The largest non-accrual loan relationship totaled $4,741,926 with the average balance for the ninety non-accrual loans totaling $345,035. At March 31, 2010 there was $722,770 in net charge-offs compared to $94,021 at March 31, 2009. There was $16,974 in repossessed assets at March 31, 2010 and $100,738 in repossessed assets at March 31, 2009. At March 31, 2010 there was $8,086,184 in other real estate owned compared to $956,832 at March 31, 2009.

The total non-performing assets, (non-accrual loans, loans greater than 90 days past due and still accruing and other real estate owned), at March 31, 2010 was $40,300,297 and $27,843,085 at December 31, 2009. The allowance for loan losses at December 31, 2009 represented 25.91% of non-performing assets compared to 36.45% at December 31, 2009.

The following is a roll forward of the Company’s allowance for loan losses as of March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Allowance for loan losses at beginning of period	$10,148,927	$7,187,982
Provision for loan losses	1,016,013	987,650
Charge-offs	(900,234)	(105,845)
Recoveries	177,464	11,644
Allowance for loan losses at end of period	$10,442,170	$8,081,431

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

Additional information is as follows:

	March 31,	December 31,
	2010	2009

Impaired loans	$38,306,997	$41,575,130
Unimpaired loans	304,210,091	308,594,595
Gross loans	$342,517,088	$350,169,725

Specific reserve on impaired loans	$277,663	$-
Reserve related to FAS 5	10,164,507	10,148,927
Total allowance for loan losses	$10,442,170	$10,148,927

Allowance to gross loans	3.05%	2.90%
Specific reserve to impaired loans	0.72%	-
FAS 5 reserves to unimpaired loans	3.34%	3.29%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The Company reported net income of $288,415 or $.05 per basic and diluted share for the three months ended March 31, 2010, as compared with net income of $(135,539) or ($.02) per share for the three months ended March 31, 2009, an increase of $423,954.

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

For the three months ended March 31, 2010, the net interest income of the Company was $3,074,403 compared to $3,080,871 for the three months ended March 31, 2009. For the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, the net interest income decreased slightly as the decrease in loan market interest rates coupled with the $12,038,456 increase in the nonaccrual loans accounted for a $976,788 decrease in interest income which was almost completely offset by a $970,320 decrease in interest expense resulting from a decrease in deposit rates.

PROVISION FOR LOAN LOSSES

The Company expensed $1,016,013 to the provision for loan losses in the first quarter of 2010, as compared to the $987,650 provision for loan losses in the first quarter of 2009. The increase in the provision was due to higher levels of non-performing loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $1,665,079 for the three months ended March 31, 2010 as compared with $1,345,154 for the three months ended March 31, 2009. The principal reason for the increase of $319,925 in total non-interest income for the current quarter was that the Company had realized gains on sales or maturity of investment securities of $385,927, had increases in service charges in deposit accounts of $164,728 and increases in other operating income of $33,564.  Decreases of $15,969 in fees from mortgage origination income from the continued slowdown in the housing market, decreases of $10,292 in financial services income and decreases of $5,253 in earnings on bank owned life insurance accounted for the additional difference in non-interest income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

NON-INTEREST EXPENSES

Non-interest expenses totaled $3,415,642 for the three months ended March 31, 2010, a decrease of $409,310 or 10.7% over the $3,824,952 reported for the three months ended March 31, 2009. For the three months ended March 31, 2010, personnel costs decreased by $353,190, or 18.3% to $1,576,698 as compared to $1,929,888 for the three months ended March 31, 2009. Other expenses totaled $697,690 for the three months ended March 31, 2010, an increase of approximately $41,307 or 6.3% over the $656,383 reported for the three months ended March 31, 2009.

PROVISION FOR INCOME TAXES

The Company provided $19,412 for income taxes during the three months ended March 31, 2010 compared to a benefit for income taxes of $251,038 for the three months ended March 31, 2009.

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

Additional information regarding interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has not had any material changes in the overall interest rate risk profile since December 31, 2009.

At March 31, 2010, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) totaled $188,240,863, which represented 32.1% of total assets.

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

Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Waccamaw Bankshares, Inc.

Date: May 13, 2010	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act