Form 10-Q
period 2010-06-30
WACCAMAW BANKSHARES INC
filed 2010-08-16
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33046

WACCAMAW BANKSHARES, INC.
(Exact name of registrant as specified in its Charter)

NORTH CAROLINA	52-2329563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 North J.K. Powell Boulevard, Whiteville, N.C.	28472
(address of principal executive offices)	(Zip Code)

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

YES ☐ NO ☒
As of August 13, 2010 there were 5,551,183 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

		Page Number
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2010 (Unaudited)and December 31, 2009 (Audited)	1

	Consolidated Statements of Operations, Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)	2

	Consolidated Statements of Operations, Quarters Ended June 30, 2010 and June 30, 2009 (Unaudited)	3

	Consolidated Statements of Cash Flows, Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 4T.	Controls and Procedures	26

Part II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBIT INDEX		29

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited) June 30, 2010	(Audited) December 31, 2009
Assets
Cash and due from banks	$9,868,202	$13,973,474
Interest-bearing deposits with banks	68,633,796	7,695,499
Federal funds sold	7,014,906	21,315,000
Total cash and cash equivalents	85,516,904	42,983,973

Investment securities, available-for-sale	98,513,820	87,769,319
Restricted equity securities	4,041,350	4,041,350

Loans, net of allowance for loan losses of $10,902,377 in 2010, and $10,148,927 in 2009	323,530,066	340,020,798
Foreclosed assets	9,207,914	4,994,241
Property and equipment, net	16,737,261	17,035,644
Intangible assets, net	175,000	237,270
Accrued income	2,057,540	2,449,081
Bank owned life insurance	18,950,163	18,576,015
Other assets	14,763,578	15,113,381
Total assets	$573,493,596	$533,221,072

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$39,346,105	$32,940,811
Interest-bearing deposits	436,633,448	400,597,148
Total deposits	475,979,553	433,537,959

Securities sold under agreements to repurchase	20,053,000	20,615,000
Other short-term borrowings	1,000,000	3,500,000
Long-term debt	43,000,000	43,000,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	1,108,008	942,689
Other liabilities	1,545,959	2,098,993
Total liabilities	555,058,520	516,066,641

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, convertible, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 550 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,064	9,064
Common stock, no par value; 50,000,000 shares authorized; 5,551,183 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	24,856,308	25,099,770
Retained deficit	(5,580,095)	(5,129,490)
Accumulated other comprehensive loss	(850,201)	(2,824,913)
Total stockholders’ equity	18,435,076	17,154,431
Total liabilities and stockholders’ equity	$573,493,596	$533,221,072

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Operations
Six-months ended June 30, 2010 and June 30, 2009 (Unaudited)

	Six-Months Ended June 30, 2010	Six-Months Ended June 30, 2009
Interest income
Loans and fees on loans	$8,674,028	$10,147,793
Federal funds sold and interest earning deposits	70,589	2,019
Investment securities, taxable	1,760,228	2,318,125
Investment securities, nontaxable	206,084	304,751
Total interest income	10,710,929	12,772,688

Interest expense
Deposits	3,587,754	5,209,274
Federal funds purchased and securities sold under agreements to repurchase	331,382	370,839
Short-term borrowings	41,389	171,755
Long-term borrowings	1,119,779	1,098,765
Total interest expense	5,080,304	6,850,633
Net interest income	5,630,625	5,922,055

Provision for loan losses	1,810,614	3,626,846
Net interest income after provision for loan losses	3,820,011	2,295,209

Non-interest income (loss)
Service charges on deposit accounts	1,384,918	1,377,667
Mortgage origination income	169,924	203,407
Income from financial services	50,517	54,172
Earnings on bank owned life insurance	374,148	351,273
Net realized gains on sale or maturity of investment securities	648,192	870,677
Impairment on investment securities	-	(2,309,476)
Other operating income	546,757	563,962
Total non-interest income	3,174,456	1,111,682

Non-interest expense
Salaries and employee benefits	3,171,166	3,705,035
Occupancy expense	991,791	1,046,727
Data processing	566,849	644,865
Regulatory agency expense	640,151	417,601
Amortization expense of intangible assets	68,603	99,352
Other expense	1,587,445	1,390,227
Total non-interest expense	7,026,005	7,303,807
Loss before income taxes	(31,538)	(3,896,916)

Income tax benefit	(192,200)	(1,641,886)
Net income (loss)	$160,662	$(2,255,030)

Basic income (loss) per share	$.03	$(.41)
Diluted income (loss) per share	$.03	$(.41)
Weighted average shares outstanding	5,551,183	5,523,800
Diluted average shares outstanding	5,551,733	5,523,800

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Operations
Quarter ended June 30, 2010 and June 30, 2009 (Unaudited)

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009
Interest income
Loans and fees on loans	$4,059,481	$4,960,028
Federal funds sold and interest earning deposits	45,778	689
Investment securities, taxable	924,288	1,092,927
Investment securities, nontaxable	80,774	141,648
Total interest income	5,110,321	6,195,292

Interest expense
Deposits	1,813,438	2,521,027
Federal funds purchased and securities sold under agreements to repurchase	166,786	185,062
Short-term borrowings	12,639	92,877
Long-term borrowings	561,236	555,142
Total interest expense	2,554,099	3,354,108
Net interest income	2,556,222	2,841,184

Provision for loan losses	794,601	2,639,196
Net interest income after provision for loan losses	1,761,621	201,988

Non-interest income (loss)
Service charges on deposit accounts	718,693	876,170
Mortgage origination income	83,158	100,672
Income from financial services	31,157	24,520
Earnings on bank owned life insurance	186,065	157,937
Net realized gains on sale or maturity of investment securities	262,265	637,897
Impairment on investment securities	-	(2,309,476)
Other operating income	228,039	278,808
Total non-interest income (loss)	1,509,377	(233,472)

Non-interest expense
Salaries and employee benefits	1,594,468	1,775,147
Occupancy expense	498,124	515,890
Data processing	281,531	309,936
Regulatory agency expense	324,001	97,919
Amortization expense of intangible assets	22,484	46,119
Other expense	889,755	733,844
Total non-interest expense	3,610,363	3,478,855
Loss before income taxes	(339,365)	(3,510,339)

Income tax benefit	(211,612)	(1,390,848)
Net loss	$(127,753)	$(2,119,491)

Basic loss per share	$(.02)	$(.38)
Diluted loss per share	$(.02)	$(.38)
Weighted average shares outstanding	5,551,183	5,524,048
Diluted average shares outstanding	5,551,183	5,524,048

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Six-months ended June 30, 2010 and June 30, 2009 (Unaudited)

	Six-Months Ended June 30, 2010	Six-Months Ended June 30, 2009
Cash flows from operating activities
Net income (loss)	$160,662	$(2,255,030)
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	424,849	469,474
Stock-based compensation	46,114	60,930
Provision for loan losses	1,810,614	3,626,846
Accretion of discount on securities, net of amortization of premiums	191,740	66,255
Gain on sale of investments	(648,192)	(870,677)
Impairment of investment securities	-	2,309,476
Income from bank owned life insurance	(374,148)	(351,273)
Changes in assets and liabilities:
Accrued income	391,541	676,218
Other assets	817,397	390,118
Accrued interest payable	165,319	25,978
Other liabilities	(553,034)	(716,485)
Net cash provided by operating activities	2,432,862	3,431,830

Cash flows from investing activities
Purchases of investment securities available-for-sale	(61,812,249)	(76,492,813)
Purchases of restricted equity securities	-	(55,800)
Principal repayments of investments available-for-sale	2,393,200	11,057,537
Net decrease in loans	10,466,445	5,789,159
Sales and maturities of investment securities available-for-sale	50,026,851	61,978,756
Proceeds from the sale of other real estate owned	-	225,745
Purchases of property and equipment	(64,196)	(147,503)
Net cash provided by investing activities	1,010,051	2,355,081

Cash flows from financing activities
Net increase (decrease) in non-interest-bearing deposits	6,405,294	(2,232,600)
Net increase in interest-bearing deposits	36,036,300	47,416,079
Net decrease in securities sold under agreements to repurchase	(562,000)	(841,000)
Repayments of short-term borrowings	-	(3,500,000)
Repayments of long-term debt	(2,500,000)	(2,500,000)
Stock issuance costs and redemption of fractional shares	(289,576)	-
Net cash provided by financing activities	39,090,018	38,342,479
Net increase in cash and cash equivalents	42,532,931	44,129,390

Cash and cash equivalents, beginning	42,983,973	15,913,493
Cash and cash equivalents, ending	$85,516,904	$60,042,883

Supplemental disclosure of cash flow information
Interest paid	$4,914,985	$6,824,655
Taxes paid	$-	$38,000
Real estate acquired in settlement of loans	$4,213,673	$-

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The balance sheet at December 31, 2009 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of June 30, 2010 and December 31, 2009, and its results of operations  and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months and three months ended June 30, 2010 and 2009 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009.

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

NOTE 2. REGULATORY CAPITAL AND REGULATORY MATTERS

WRITTEN AGREEMENT

Effective June 14, 2010, the Company and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the North Carolina Commissioner of Banks (“The Commissioner”).

The Agreement is a formal corrective action pursuant to which the Bank has agreed to address specific issues set forth below, through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank.

Among other things, the Agreement requires the Bank to:

●
Retain an independent consultant acceptable to the Reserve Bank and the Commissioner to conduct a review of the effectiveness of the Bank’s corporate governance, board and management structure, to assess staffing needs and to prepare a written report of findings and recommendations;

●	Formulate a plan to strengthen board oversight of the management and operations of the Bank;

●	Formulate and implement a plan to strengthen credit risk management practices;

●	Formulate a plan for the ongoing review and grading of the Bank’s loan portfolio by a qualified independent party or by qualified staff that is independent of the Bank’s lending function;

●	Develop a plan to maintain sufficient capital at the Company, on a consolidated basis;

●	Not pay cash dividends without the prior written consent of the Reserve Bank and the Commissioner;

●	Not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted).

The Company must furnish periodic progress reports to the Reserve Bank and the Commissioner regarding its compliance with the Agreement. The Agreement will remain in effect until modified or terminated by the Reserve Bank and the Commissioner. The Bank reports regularly to its regulators on matters of compliance with the Agreement, and the progress made to comply with the Agreement.

NOTE 3. EARNINGS PER SHARE

Earnings (loss) per share for the six months and the quarters ended June 30, 2010 and 2009 were calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share for the six months and the quarters ended June 30, 2010 and 2009 were calculated by dividing net income by the weighted average number of dilutive shares outstanding. For the six months and three months ended June 30, 2009, there was no dilutive effect as the Company reported a loss on operations.

The following table details the computation of basic and diluted earnings per share:

	Six-Months ended June 30, 2010	Six-Months ended June 30, 2009
Net income (loss) (income available to common shareholders)	$160,662	$(2,255,030)

Weighted average common shares outstanding	5,551,183	5,523,800
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	550	-
Weighted average common shares outstanding, diluted	5,551,733	5,523,800

Basic earnings (loss) per share	$.03	$(.41)
Diluted earnings (loss) per share	$.03	$(.41)

	Quarter ended June 30, 2010	Quarter ended June 30, 2009
Net income (loss) (income available to common shareholders)	$(127,753)	$(2,119,491)

Weighted average common shares outstanding	5,551,183	5,524,048
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	-	-
Weighted average common shares outstanding, diluted	5,551,183	5,524,048

Basic loss per share	$(.02)	$(.38)
Diluted loss per share	$(.02)	$(.38)

At June 30, 2010 and June 30, 2009, the Company had 296,889 warrants outstanding. At June 30, 2009 these warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. There were 314,539 anti-dilutive options at June 30, 2010 and 313,768 anti-dilutive options at June 30, 2009 which have been excluded from the diluted weighted shares outstanding. For the six months ended June 30, 2010, the stock compensation expense of the Company was $46,114 compared to $60,930 for the six months ended June 30, 2009. The unrecognized stock compensation expense for the six months ended June 30, 2010 was $174,871 compared to $286,509 for the six months ended June 30, 2009.

In 2008, the shareholders approved an equity compensation plan (the “2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”)) which replaced the Company’s 1998 Incentive Stock Option Plan and 1998 Non-statutory Stock Option Plan (the “Previous Plans”). After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no stock option award can be granted after the tenth anniversary of the plan. Under the Omnibus Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, or long-term incentive compensation units to eligible employees and directors. The compensation committee of the board of directors determines the exercise price and all other terms of all grants.

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

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Commitments to extend credit	$33,082,000	$41,072,000
Standby letters of credit	960,000	796,000

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Company on July 1, 2010.  These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity’s equity securities trade.  The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market performance and service must be recorded as liabilities.  These awards should not be classified as liabilities if they otherwise qualify to be classified as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the update to have an impact on the financial statements.

The insurance portion of the Financial Services Topic of the ASC was amended in April 2010 to address accounting for separate account interests.  The update provides that separate account interests held for the benefit of policy holders should not be considered to be the insurer's interests in an investment and should not be combined with its general account interests when assessing this investment for consolidation.  For the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The Company does not expect the guidance to have any impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified.    The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans, does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements.

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

Fair Value Hierarchy

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June
30, 2010, the Bank identified $44,599,956 in impaired loans.  Of these impaired loans, $11,451,174 was identified to have impairment of $1,335,849.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

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

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. The Company’s approach to testing goodwill for impairment is to compare the business unit’s carrying value to the implied fair value based on multiples of earnings and tangible book value for recently completed merger transactions. In the event the fair value is determined to be less than the carrying value, the asset is recorded at fair value as determined by the valuation model. Based on management’s assessment of fair value of the Company, goodwill was determined to be impaired during 2009. The Company classifies other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

June 30, 2009	Total	Level 1	Level 2	Level 3
Mortgage backed securities	$82,405,221	$10,297,619	$72,107,602	$-
Corporate securities	3,375,664	-	2,135,664	1,240,000
Single issue trust preferred securities	6,184,749	-	4,244,749	1,940,000
Municipal securities	6,548,186	-	6,548,186	-
	$98,513,820	$10,297,619	$85,036,201	$3,180,000

December 31, 2009	Total	Level 1	Level 2	Level 3
Mortgage backed securities	$60,558,270	$3,890,233	$56,668,037	$-
Corporate securities	4,501,810	-	3,381,810	1,120,000
Single issue trust preferred securities	10,552,149	-	8,802,149	1,750,000
Pooled trust preferred securities	82,255	-	82,255	-
Municipal securities	12,074,835	-	12,074,835	-
	$87,769,319	$3,890,233	$81,009,086	$2,870,000

There were no liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

June 30, 2009	Total	Level 1	Level 2	Level 3
Construction and development impaired loans	$10,115	$-	$-	$10,115
Foreclosed assets	9,208	-	-	9,208

Total assets at fair value	$19,323	$-	$-	$19,323

December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$-	$-	$-	$-
Foreclosed assets	4,994	-	-	4,994

Total assets at fair value	$4,994	$-	$-	$4,994

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.

The following table, which presents additional information about financial assets and liabilities measured at fair value at June 30, 2010 and 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available for Sale Securities
(In thousands)
Balance, January 1, 2009	$3,939
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	830
Purchases, issuances, and settlements	(1,990)
Transfers in and/or out of Level 3	1,661
Balance, June 30, 2009	$4,440

Balance, January 1, 2010	$2,870
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	310
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Balance, June 30, 2010	$3,180

For the six months ended June 30, 2010, there were no net transfers into Level 3.

Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2010 and December 31, 2009. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$9,868	$9,868	$13,973	$13,973
Interest-bearing deposits with banks	68,634	68,634	7,695	7,695
Federal funds sold	7,015	7,015	21,315	21,315
Investment securities	98,514	98,514	87,769	87,769
Restricted equity securities	4,041	4,041	4,041	4,041
Loans, net of allowance for loan losses	323,530	324,044	340,021	333,368

Financial Liabilities
Deposits	475,980	479,172	433,538	431,370
Securities sold under agreements to repurchase and federal funds purchased	20,053	20,053	20,615	20,615
Other short-term borrowings	1,000	1,000	3,500	3,484
Long-term debt	43,000	40,594	43,000	41,450
Junior subordinated debentures	12,372	8,227	12,372	8,234

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Recognized revenue, expenses, gains, and losses must be included in net income or loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with the operating net income or loss, are components of comprehensive income or loss. A summary of comprehensive income (loss) is as follows:

	Six-Months ended June 30, 2010	Six-Months ended June 30, 2009
Net income (loss)	$160,662	$(2,225,030)

Other comprehensive loss:
Gain on sale of investments	(648,192)	(870,677)
Unrealized (losses) on available-for-sale investment securities	2,866,980	1,535,223
Tax effect	(855,343)	165,712
Total other comprehensive loss	1,363,445	830,258

Comprehensive income (loss)	$1,524,107	$(1,424,772)

	Quarter ended June 30, 2010	Quarter ended June 30, 2009
Net loss	$(127,753)	$(2,119,491)

Other comprehensive loss:
Gain on sale of investments	(262,265)	(637,897)
Unrealized (losses) on available-for-sale investment securities	1,063,587	2,723,633
Tax effect	(308,910)	(804,050)
Total other comprehensive loss	492,412	1,281,686

Comprehensive income (loss)	$364,659	$(837,805)

NOTE 8 – INVESTMENT SECURITIES

Investments in available for sale securities of $98,513,820 consisted of corporate securities, single issue trust preferred securities, municipal securities, and mortgage backed securities (MBS) at June 30, 2010.

At June 30, 2010, we had 36 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) summarized below were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities are due to credit quality, as well as liquidity. We have the intent and the ability to hold the remaining investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

The following is a summary of the securities portfolio by major classification at the dates presented.

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
Mortgage backed securities	81,811,299	701,585	(107,663)		82,405,221
Corporate securities	4,265,952	-	(890,288)		3,375,664
Single issue trust preferred securities	7,167,485	156,689	(1,139,425)		6,184,749
Municipal securities	7,373,261	615	(825,690)		6,548,186
	$100,617,997	$858,889 $	(2,963,066	) $	98,513,820

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
Mortgage backed securities	61,167,200	159,880	(768,810)		60,558,270
Corporate securities	5,617,961	-	(1,116,151)		4,501,810
Single issue trust preferred securities	12,089,781	148,661	(1,686,293)		10,552,149
Pooled trust preferred securities	133,935	-	(51,680)		82,255
Municipal securities	13,083,406	29,210	(1,037,781)		12,074,835
	$92,092,283	$337,751 $	(4,660,715	) $	87,769,319

Gross realized gains and losses resulting from the sale of securities for the six months and quarters ended June 30, 2010 and 2009 are as follows:

	Six-Months ended June 30, 2010	Six-Months ended June 30, 2009
Realized gains	$791,132	$976,417
Realized losses	(142,940)	(105,740)
	$648,192	$870,677

	Quarter ended June 30, 2010	Quarter ended June 30, 2009
Realized gains	$262,265	$637,897
Realized losses	-	-
	$262,265	$637,897

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Mortgage backed securities	$15,808,686	$(107,663)	$-	$-	$15,808,686	$(107,663)
Corporate securities	245,664	(20,288)	3,130,000	(870,000)	3,375,664	(890,288)
Single issue trust preferred securities	-	-	5,584,749	(1,139,425)	5,584,749	(1,139,425)
Municipal securities	498,984	(16,017)	5,513,587	(809,673)	6,012,571	(825,690)
Total temporarily impaired securities	$16,553,334	$(143,968)	$14,228,336	$(2,819,098)	$30,781,670	$(2,963,066)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Mortgage backed securities	$42,983,307	$(768,810)	$-	$-	$42,983,307	$(768,810)
Corporate securities	1,398,872	(896,151)	1,780,000	(220,000)	3,178,872	(1,116,151)
Single issue trust preferred securities	1,994,732	(925,992)	3,967,017	(760,301)	5,961,749	(1,686,293)
Pooled trust preferred securities	33,118	(51,680)	49,138	-	82,256	(51,680)
Municipal securities	1,356,260	(43,738)	6,714,609	(994,043)	8,070,869	(1,037,781)
Total temporarily impaired securities	$47,766,289	$(2,686,371)	$2,510,764	$(1,974,344)	$60,277,053	$(4,660,715)

The scheduled contractual maturities of securities (all available for sale) at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,000,000	$1,890,000	$1,322,937	$1,322,937
Due in one through five years	1,001,976	984,420	2,470,000	2,255,560
Due in five through ten years	32,336	32,548	1,002,184	952,851
Due after ten years	97,583,685	95,606,852	87,297,162	83,237,971
	$100,617,997	$98,513,820	$92,092,283	$87,769,319

The Company’s unrealized losses on other securities relate to its investment in bank-only pooled trust preferred securities, corporate securities, municipal securities and mortgage backed securities (MBS). The Company is closely monitoring its investments in these securities in light of recent price volatility in the marketplace. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2010. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

NOTE 9 – OTHER ASSETS

Other assets of $14,763,578 consisted of prepaid FDIC assessment of $3,294,979, deferred tax charges less deferred tax valuation allowance of $2,438,014 and income tax receivable of $5,157,421 at June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the six months ending June 30, 2010 and 2009 of Waccamaw Bankshares, Inc.  This discussion should be read in conjunction with the financial statements and related notes included in this report.

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

Impact of Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

●	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and improve cooperation between federal agencies;

●
the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

●	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

●	enhanced regulation of financial markets, including derivatives and securitization markets;

●	the elimination of certain trading activities by banks;

●
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

●
amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

●	new disclosure and other requirements relating to executive compensation and corporate governance.

The Company is unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact the Company’s business. However, the Company believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on the Company’s business, financial condition, and results of operations. Additionally, the Company cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect the Company.

HIGHLIGHTS

Net loss for the quarter ended June 30, 2010 was ($127,753) or ($.02) per weighted average basic share outstanding compared to a ($2,119,491) net loss or ($.38) per weighted average basic share outstanding for the quarter ended June 30, 2009.

On June 30, 2010, Waccamaw Bankshares, Inc. assets totaled $573,493,596 compared to $533,221,072 on December 31, 2009. Net loans on June 30, 2010 were $323,530,066 compared to $340,020,798 on December 31, 2009. Total deposits on June 30, 2010 were $475,979,553 compared to $433,537,959 at the end of 2009. Stockholders’ equity after adjustments for unrealized losses on securities available for sale increased by $1,280,645 resulting in a June 30, 2010 book value of $3.32 per common share, up from $3.09 on December 31, 2009.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At June 30, 2010 and at December 31, 2009, the Bank had no investments classified as held to maturity. Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the six month periods ended June 30, 2010 there were no impairment write-downs. For the six month period ended June 30, 2009, the Company wrote down $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank.

Investments in available for sale securities of $98,513,820 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at June 30, 2010.

DEPOSITS WITH BANKS

Interest-bearing deposits consist of deposits with other financial institutions. These interest-bearing accounts at other financial institutions were $68,633,796 on June 30, 2010 and $7,695,499 on December 31, 2009. The increase in interest-bearing deposits was due to increased deposits and a reduction of net loans outstanding.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $7,014,906 on June 30, 2010 and $21,315,000 on December 31, 2009.

LOANS

Net loans outstanding on June 30, 2010, were $323,530,066, compared to $340,020,798 on December 31, 2009.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Curtailment of real estate lending in the first six months of 2010, coupled with very low loan demand and aggressive resolution of problem loans, including the addition of $4,213,673 in foreclosed assets in the first six months of 2010 and net charge-offs of $1,057,164 in the first six months of 2010 are the major factors contributing to the $16,490,732 decrease in loans in the period since December 31, 2009.

DEPOSITS

Deposits on June 30, 2010, were $475,979,553 compared to $433,537,959 on December 31, 2009. Interest-bearing accounts represented 91.7% of total deposits at June 30, 2010 and 92.4% of total deposits at December 31, 2009. The significant increase in deposits was the result of the Bank taking advantage of low deposit interest rates in the brokered CD market, purchasing brokered CDs of approximately $40,000,000.

LIABILITIES

Securities sold under agreements to repurchase on June 30, 2010, were $20,053,000 compared to $20,615,000 on December 31, 2009. Long-term debt on June 30, 2010 and December 31, 2009 was $43,000,000. At June 30, 2010 and December 31, 2009, $40,000,000 was outstanding under Federal Home Loan Bank advances. Also included in long-term debt at June 30, 2010 and December 31, 2009 was $3,000,000 of subordinated notes bearing interest at 3-month LIBOR plus 350 basis points that will mature on July 1, 2015. Short-term borrowings at June 30, 2010 were $1,000,000 compared to $3,500,000 at December 31, 2009. There were no short-term borrowings funded by the Federal Home Loan Bank of Atlanta at June 30, 2010 and $2,500,000 in short-term borrowings at December 31, 2009 funded by the Federal Home Loan Bank of Atlanta. Also included in other short-term borrowings at June 30, 2010 and December 31, 2009 was a $1,000,000 line of credit at a 5.00% lending rate that will mature on July 1, 2020. Other liabilities at June 30, 2010 were $1,545,959 compared to $2,098,993 on December 31, 2009.

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

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at June 30, 2010 was $18,435,076 compared to $17,154,431 at December 31, 2009. This $1,280,645 increase was primarily due to unrealized gains on securities available for sale increasing $1,974,712, net of tax and operating income of $160,662 for the six months ended June 30, 2010. Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of June 30, 2010, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 8.3% and 9.3%, respectively. As of December 31, 2009, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 7.9% and 8.9%, respectively.

The Bank also has capital ratio constraints with which to comply.  These ratios are slightly different than those required at the parent company level.  At June 30, 2010, the Bank’s capital ratios were as follows: Tier 1 leverage ratio, 5.5%, Tier 1 risk-based capital ratio, 8.6% and total risk-based ratio, 10.7%. At December 31, 2009, the Bank’s capital ratios were as follows:  Tier 1 leverage ratio, 6.0%, Tier 1 risk-based capital ratio, 8.1% and total risk-based ratio, 10.1%.  These capital ratios were sufficient at June 30, 2010 and December 31, 2009 to classify the Bank as “well capitalized” in accordance with the FDIC’s regulatory capital rules.

Waccamaw Bankshares, Inc. offered up to 8,326,775 shares of our common stock in a rights offering to our shareholders of record as of the close of business on May 14, 2010. Each shareholder had the right to purchase three shares of common stock for every two shares of common stock owned as of May 14, 2010. The rights offering terminated on August 2, 2010.

ASSET QUALITY

At June 30, 2010, the Company had $4,964,245 in loans that were 30-89 days past due. This represented 1.48% of gross loans outstanding on that date. This is a decrease from December 31, 2009 when there were $26,301,069 in loans that were 30-89 days past due, or 7.50% of gross loans outstanding. The decrease in past dues is spread throughout each category of the loan portfolio and is due primarily to increased staffing in the special assets and collections department.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 532 basis points from 6.78% at December 31, 2009 to 12.10% at June 30, 2010. The Company had two loans that were considered troubled debt restructured loans which totaled $417,092 at June 30, 2010.

During 2009, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $1,810,614 provision was needed for the six months ended June 30, 2010.

ALLL Methodological Changes from prior period.

●	Effective 3/31/2010, on the advice of the bank’s examiners, the bank has changed its selections parameters for review under FAS 114, as follows.

●	Loans and relationships of $500,000 and more (versus previous threshold of $250,000).

●	Expanded review to include loans in risk grade 50 (Substandard), from previous concentration on risk grade 55 (Doubtful).

●
As a result of these changes, the complexion of FAS 114 is somewhat different.  We eliminated approximately 25 smaller relationships from the analysis, returning them to FAS 5.  And we added approximately 15 grade 50 loans, previously not reviewed.

●	Effective 12/31/2009, on the advice of the bank’s CPAs, the bank elected to write down substantially all of the previously-calculated FAS 114 impairments, totaling approximately $7,000,000.

●
This leaves the ALLL with a distinctly different balance than previous submissions.  During the past 3 years, the ALLL has typically approximated a 50/50 balance between FAS 5 and FAS 114.  We now have essentially all of the bank’s calculated reserve in FAS 5.

●
The bank will follow this same guidance with FAS 114 reserves in the future.  As soon as an impairment can be reasonably calculated (that is, not upon initial impairment calculation, which is often an educated guess at best, but upon receipt and review of an updated appraisal, reasonable offer for purchase, etc…) the bank will write the loan down by the level of that impairment.

●	Where previous reports have typically carried approximately 20% of FAS 114 loan balances in reserve, we expect future reports to more closely approximate this one.

The increase in the provision is the result of an increase in non-performing loans along with loans identified as impaired under FAS 114 as discussed under Note 6 – “Fair Value” – in the notes to the Company’s consolidated financial statements included under Item 1 of this report. As of June 30, 2010 the Bank identified $44,599,956 in impaired loans.  Of these impaired loans, $11,451,174 was identified to have impairment of $1,335,849. At December 31, 2009, there was $41,575,130 of loans that were reviewed for individual impairment under FAS 114. None of these impaired loans required a specific reserve at December 31, 2009.  The increases in impaired loans resulted from net charge-offs of $13,618,962 at December 31, 2009, as most of the loans charged-off in 2009 were classified as impaired.

The allowance for loan losses on June 30, 2010, was $10,902,377 or 3.26% of period end loans compared to $10,148,927 and 2.90% at December 31, 2009. The allowance for loan losses at June 30, 2010 represented 24.44% of impaired loans compared to 24.41% at December 31, 2009. At June 30, 2010 the Bank had loans totaling $35,077,457 in nonaccrual status as compared to $26,010,130 at June 30, 2009. The increase in non-accrual loans includes increases in eight non-performing commercial real estate loans. The largest non-accrual loan relationship totaled $4,704,805 with the average balance for the ninety three non-accrual loans totaling $377,176. At June 30, 2010 there was $1,057,164 in net charge-offs compared to $329,878 at June 30, 2009. There was $98,575 in repossessed assets at June 30, 2010 and $8,281 in repossessed assets at June 30, 2009. At June 30, 2010 there was $9,207,914 in other real estate owned compared to $731,087 at June 30, 2009.

The total non-performing assets, (non-accrual loans, loans greater than 90 days past due and still accruing and other real estate owned), at June 30, 2010 was $49,691,904 and $27,843,085 at December 31, 2009. The allowance for loan losses at June 30, 2010 represented 21.94% of non-performing assets compared to 36.45% at December 31, 2009.

The following is a roll forward of the Company’s allowance for loan losses for the six months ended June 30, 2010 and 2009:

	Six-Months ended June 30, 2010	Six-Months ended June 30, 2009
Allowance for loan losses at beginning of period	$10,148,927	$7,187,981
Provision for loan losses	1,810,614	3,626,846
Charge-offs	(1,242,626)	(352,508)
Recoveries	185,462	22,631

Allowance for loan losses at end of period	$10,902,377	$10,484,950

The following is a roll forward of the Company’s allowance for loan losses for the quarter ended June 30, 2010 and 2009:

	Three-Months ended June 30, 2010	Three-Months ended June 30, 2009
Allowance for loan losses at beginning of period	$10,442,170	$8,081,431
Provision for loan losses	794,601	2,639,196
Charge-offs	(342,392)	(246,663)
Recoveries	7,998	10,986

Allowance for loan losses at end of period	$10,902,377	$10,484,950

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

Additional information is as follows:

	June 30, 2010	December 31, 2009
Impaired loans	$44,599,956	$41,575,130
Unimpaired loans	289,832,487	308,594,595
Gross loans	$334,432,443	$350,169,725

Specific reserve on impaired loans	$1,335,849	$-
Reserve related to FAS 5	9,566,528	10,148,927
Total allowance for loan losses	$10,902,377	$10,148,927

Allowance to gross loans	3.26%	2.90%
Specific reserve to impaired loans	2.99%	-%
FAS 5 reserves to unimpaired loans	3.30%	3.29%

The table on the following page presents certain information regarding the significant credit relationships that make up the majority of the non-accrual and impaired loans in our portfolio as of June 30, 2010.

Loan Name	Loan Amount	Loan Type		Loan Collateral	Reserve $	As of Date	Previous Charge-off	Regulatory Classification	Loan Status	Initial Impairment	Valuation	Appraisal Date	Valuation Basis	Loan Origination	Counters (30/60/90)
residential A&D	$4,704,806	1A2		residential lots	$4,806	7/1/2010	$-	Substandard	non-accl	Apr-08	$4,700,000	Jun-09	External liquidation basis appraisal.	Aug-06	3/1/1
residential A&D	$4,031,107	1A2		land for future development	$-	3/4/2010	$-	Substandard	non-accl	Dec-09	$4,278,786	Apr-09	External Appraisal, further discounted FMV	Jul-07	4/1/1
residential A&D	$3,614,135	1A2		land for res development	$-	7/1/2010	$719,373	Substandard	Accrual	Sep-09	$4,997,500	Jan-09	External liquidation basis appraisals	Nov-06	11/3/0
residential A&D	$3,334,729	1A2		residential lots	$-	7/1/2010	$347,266	Substandard	non-accl	Mar-10	$4,605,350	Sep-08	External Appraisal, further discounted FMV	Oct-08	0/0/0
hotels (3)	$2,850,119	1	D	commercial, hotel properties	$-	3/4/2010	$-	Substandard	non-accl	Mar-10	$4,147,637	Sep-08	External Appraisal, further discounted FMV	Sep-05	16/1/1
hardwood flooring manufacturer	$2,548,375	1E1		Owner-occupied commercial	$-	4/12/2010	$757,473	Substandard	Accrual	Jan-09	$2,548,375	May-09	External liquidation basis appraisals	Aug-06	1/0/0
commercial income producing	$2,107,879	1E2		commercial, non owner occupied	$58,439	7/10/2010	$-	Substandard	Accrual	Jun-10	$2,049,440	Jan-09	External Appraisal, further discounted FMV	Feb-09	3/2/2
residential A&D	$1,937,957	1	D	mixed, res lots and finished townhouse units	$-	4/12/2010	$1,619,594	Substandard	non-accl	Mar-10	$1,942,906	Feb-08	External Liquidation Appraisal, further discounted	Jul-08	10/4/0
restaurant	$1,546,250	1E2		commercial, restaurant property	$-	4/12/2010	$8,555	Substandard	Accrual	Feb-09	$1,546,250	Jul-08	External Appraisal, further discounted FMV	Jun-04	10/2/0
residential A&D	$1,498,100	1A2		residential lots	$-	7/2/2010	$-	Substandard	non-accl	Jun-10	$1,602,970	Feb-08	External Appraisal, further discounted FMV	Aug-03	9/2/1
wrecker service	$1,354,944	1C2A		mixed, residential sf and non-branded motel	$-	3/4/2010	$-	Substandard	Accrual	Mar-10	$1,424,588	Feb-08	External Appraisal, further discounted FMV	Mar-05	31/0/0
residential A&D	$1,131,500	1A2		residential lots	$2,500	5/12/2010	$245,941	Substandard	non-accl	Dec-08	$1,129,000	Dec-08	External Bulk Sale Appraisal, further discounted	Dec-06	5/2/1
individual	$1,004,045	1C2A		residential sfd	$-	1/12/2010	$-	Substandard	non-accl	Dec-08	$1,315,000	Dec-08	External Appraisal, further discounted FMV	Apr-07	3/5/2
commercial income producing	$963,330	1E2		non o/o commercial income producing	$-	3/4/2010	$-	Substandard	Accrual	Mar-10	$1,035,250	Jan-10	External Appraisal, further discounted FMV	Jul-07	3/0/0
residential A&D	$938,846	1A2		residential lots	$-	4/12/2010	$16,043	Substandard	Accrual	Mar-10	$994,480	Nov-08	External Appraisal, further discounted FMV	Aug-06	9/4/0
residential A&D	$869,465	1A2		residential lots	$-	7/2/2010	$-	Substandard	non-accl	Jun-10	$1,923,305	Jan-09	External Discount sell-out value Appraisal, further discounted.	Mar-06	7/2/1
tile flooring operation	$822,521	1E2		commercial property	$-	5/12/2010	$126,527	Substandard	non-accl	Jul-09	$830,000	Jul-09	External Liquidation Appraisal, further discounted	Apr-07	3/5/3
residential A&D	$792,740	1A2		residential lots	$-	4/12/2010	$182,716	Substandard	non-accl	Mar-10	$792,740	Feb-08	External Appraisal, further discounted FMV	Feb-08	5/2/1
residential A&D	$778,000	1A2		construction, sf townhouses	$-	4/12/2010	$886,500	Substandard	non-accl	Mar-10	$778,000	Feb-08	External Appraisal, further discounted FMV	Feb-08	5/1/1
residential lots	$745,739	1A2		res lots for re-sale	$415,939	7/1/2010	$-	Doubtful	non-accl	May-10	$329,800	Jun-10	External Appraisal on comparable lot in same subdivision, further discounted.	Dec-07	2/1/1
residential lots	$742,226	1A2		res lots for re-sale	$395,686	7/1/2010	$-	Doubtful	non-accl	May-10	$346,540	Jul-10	External Appraisal, further discounted FMV	Dec-07	1/1/4
residential lots	$727,663	1A2		res lots for re-sale	$393,678	4/12/2010	$-	Doubtful	non-accl	Apr-10	$333,985	Jun-10	External Appraisal, further discounted FMV	Dec-07	1/1/6
Total	$39,044,475				$1,271,048
% of total (below)	87.54%				95.15%

Total impaired loans for the Bank at June 30, 2010	$44,599,956

Total impaired loans with calculated impairment	$11,451,174

Impairment calculated on those loans	$1,335,849

Fair value of those loans	$10,115,325

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The Company reported a net loss of ($127,753) or ($.02) per share for the quarter ended June 30, 2010, as compared with a net loss of ($2,119,491) or ($.38) per basic share and diluted share for the quarter ended June 30, 2009, an increase of $1,991,738 in net income.

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

For the three months ended June 30, 2010, the net interest income of the Company was $2,556,222 compared to $2,841,184 for the three months ended June 30, 2009. For the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, the net interest income decreased slightly as the decrease in loan market interest rates coupled with the $9,067,327 increase in the nonaccrual loans accounted for a $1,084,971 decrease in interest income which was almost completely offset by a $800,009 decrease in interest expense resulting from a decrease in deposit rates.

PROVISION FOR LOAN LOSSES

The Company expensed $794,601 to the provision for loan losses in the second quarter of 2010, as compared to the $2,639,196 provision for loan losses in the second quarter of 2009. The decrease in the provision was due to higher levels of FAS 114 in the second quarter of 2009 over the second quarter of 2010. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $1,509,377 for the three months ended June 30, 2010 as compared with ($233,472) for the three months ended June 30, 2009. The principal reason for the increase of $1,742,849 in total non-interest income for the current quarter was that the Company had realized gains on sales or maturity of investment securities of $262,665, had decreases in service charges in deposit accounts of $157,477 and decreases in other operating income of $50,769.  Decreases of $17,514 in fees from mortgage origination income from the continued slowdown in the housing market, increases of $6,637 in financial services income, increases of $28,128 in earnings on bank owned life insurance and write-downs of $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank in the second quarter of 2009 accounted for the additional difference in non-interest income for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

NON-INTEREST EXPENSES

Non-interest expenses totaled $3,610,363 for the three months ended June 30, 2010, an increase of $131,508 or 3.8% over the $3,478,855 reported for the three months ended June 30, 2009. For the three months ended June 30, 2010, personnel costs decreased by $180,679, or 10.2% to $1,594,468 as compared to $1,775,147 for the three months ended June 30, 2009. Other expenses totaled approximately $889,755 for the three months ended June 30, 2010, an increase of $155,911 or 21.2% over the $733,844 reported for the three months ended June 30, 2009.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of $211,612 for income taxes during the three months ended June 30, 2010 compared to a benefit for income taxes of $1,390,848 for the three months ended June 30, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The Company reported net income of $160,662 or $.03 per basic share and diluted share for the six months ended June 30, 2010, as compared with a net loss of ($2,255,030) or ($.41) per basic share and diluted share for the six months ended June 30, 2009, an increase of $2,415,692 in net income.

NET INTEREST INCOME

For the six months ended June 30, 2010, the net interest income of the Bank was $5,630,625 as compared to $5,922,055 for the six months ended June 30, 2009. For the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, the net interest income decreased slightly as the decrease in loan market interest rates coupled with the $9,067,327 increase in the nonaccrual loans accounted for a $2,061,759 decrease in interest income which was almost completely offset by a $1,770,329 decrease in interest expense resulting from a decrease in deposit rates.

PROVISION FOR LOAN LOSSES

The Company expensed $1,810,614 to the provision for loan losses in the first six months of 2010, as compared to the $3,626,846 provision for loan losses in the first six months of 2009. The decrease in the provision was due to higher levels of FAS 114 in the first six months of 2009 over the first six months of 2010. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $3,174,456 for the six months ended June 30, 2010 as compared with $1,111,682 for the six months ended June 30, 2009. The principal reason for the increase of $2,062,774 in total non-interest income for the six months ended June 30, 2010 was that the Company had realized gains on sales or maturity of investment securities of $648,192, had increases in service charges in deposit accounts of $7,251 and increases in earnings on bank owned life insurance of $22,875.  Decreases of $33,483 in fees from mortgage origination income from the continued slowdown in the housing market, decreases of $3,655 in financial services income, decreases of $17,205 in other operating income and write-downs of $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank in the first six months of 2009 accounted for the additional difference in non-interest income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

NON-INTEREST EXPENSES

Non-interest expenses totaled $7,026,005 for the six months ended June 30, 2010, a decrease of $277,802 or 3.8% of the $7,303,807 reported for the six months ended June 30, 2009. For the six months ended June 30, 2010, personnel costs decreased by $533,869, or 14.4% to $3,171,166 as compared to $3,705,035 for the six months ended June 30, 2009. Other expenses totaled $1,587,445 for the six months ended June 30, 2010, an increase of $197,218 or 14.2% over the $1,390,227 reported for the six months ended June 30, 2009.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of $192,200 for income taxes during the six months ended June 30, 2010 compared to a benefit for income taxes of $1,641,886 for the six months ended June 30, 2009.

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

At June 30, 2010, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) totaled $184,030,724, which represented 32.1% of total assets.

Written Agreement with Regulators. We have entered into a written agreement with the Federal Reserve and the North Carolina Office of the Commissioner of Banks. This is a type of formal supervisory agreement with our banking regulators. We are required by the written agreement to take the following actions:

●
Engage an independent consultant to conduct a corporate governance and management review. The consultant will provide a report to the Federal Reserve, the Commissioner of Banks, and the Board of Directors. The Board will then be required to submit a corporate governance and management plan to the Federal Reserve and the Commissioner addressing the consultant’s findings and recommendations and describing actions to be taken in response.

●	Submit a written plan to strengthen board oversight of management and operations.

●	Submit a written plan to strengthen credit risk management practices, particularly in our commercial real estate and construction and development portfolio.

●	Submit a written program for ongoing review and grading of the loan portfolio by a qualified independent party or staff independent of the Bank’s lending function.

●	Submit a written program to reevaluate allowance for loan loss methodologies and calculations and to improve our methodology for identifying, rating, assigning, monitoring, and reviewing credit risks.

●	Submit a written plan to strengthen our management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations in light of current market conditions.

●	Submit a written plan to maintain sufficient capital at the Company and the Bank.

●
Submit a written plan to improve management of the Bank’s liquidity position and funds management practices, including measures to enhance the monitoring, measurement, and reporting of the Bank’s liquidity to the Board of Directors.

●	Submit a written plan for reducing our reliance on brokered deposits.

●	Submit a strategic plan to improve the Bank’s earnings and a budget for the remainder of 2010.

Any written plans, programs, or assessments required by the written agreement require approval by the Federal Reserve and the Commissioner and prompt implementation by us upon receiving such approval. The written agreement also restricts us from taking certain actions without the prior approval of the Federal Reserve and the Commissioner, including:

●	accepting any new brokered deposits during the term of the Agreement in which the Bank is well capitalized (the Bank is, however, permitted to renew or roll over existing brokered deposits);

●	declaring or paying dividends;

●	taking dividends or other payments from Waccamaw Bank;

●	making distributions of interest, principal, or other sums on trust preferred securities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On the normal course of business, Waccamaw Bankshares’ subsidiary, Waccamaw Bank, may be named as a party in legal disputes.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10	Written Agreement by and among Waccamaw Bankshares, Inc., Waccamaw Bank, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks, dated June 14, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: August 13, 2010	By:	/s/ David A. Godwin
David A. Godwin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10	Written Agreement by and among Waccamaw Bankshares, Inc., Waccamaw Bank, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks, dated June 14, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)