Form 10-Q
period 2010-09-30
WACCAMAW BANKSHARES INC
filed 2010-11-15
CIK 1144686

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2010
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

YES    ☐                 NO    ☒

As of November 15, 2010 there were 7,466,224 shares of the issuer’s common stock, no par value, outstanding.

WACCAMAW BANKSHARES, INC.
INDEX

		Page Number

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	1

	Consolidated Statements of Operations, Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)	2

	Consolidated Statements of Operations, Quarters Ended September 30, 2010 and September 30, 2009 (Unaudited)	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26

Item 4T.	Controls and Procedures	26

Part II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBIT INDEX		29

Waccamaw Bankshares, Inc.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009

Assets

Cash and due from banks	$9,347,754	$13,973,474
Cash in escrow	56,307,314	-
Interest-bearing deposits with banks	24,249,610	7,695,499
Federal funds sold	23,360,000	21,315,000
Total cash and cash equivalents	113,264,678	42,983,973

Investment securities, available-for-sale	98,020,910	87,769,319
Restricted equity securities	3,815,550	4,041,350
Loans, net of allowance for loan losses of $9,412,813 in 2010, and $10,148,927 in 2009	301,395,076	340,020,798
Foreclosed assets	10,265,824	4,994,241
Property and equipment, net	16,575,498	17,035,644
Intangible assets, net	167,500	237,270
Accrued income	1,776,252	2,449,081
Bank owned life insurance	6,193,987	18,576,015
Other assets	14,591,815	15,113,381
Total assets	$566,067,090	$533,221,072

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$34,238,883	$32,940,811
Interest-bearing deposits	431,947,317	400,597,148
Total deposits	466,186,200	433,537,959

Securities sold under agreements to repurchase	20,462,000	20,615,000
Other short-term borrowings	5,900,000	3,500,000
Long-term debt	38,000,000	43,000,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	1,339,300	942,689
Other liabilities	2,061,842	2,098,993
Total liabilities	546,321,342	516,066,641

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, Series A, convertible, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 550 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9,064	9,064
Common stock, no par value; 50,000,000 shares authorized; 7,466,224 and 5,551,183 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	27,134,544	25,099,770
Retained deficit	(6,323,091)	(5,129,490)
Accumulated other comprehensive loss	(1,074,769)	(2,824,913)
Total stockholders’ equity	19,745,748	17,154,431
Total liabilities and stockholders’ equity	$566,067,090	$533,221,072

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Operations
Nine-months ended September 30, 2010 and September 30, 2009 (Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	Sept 30, 2010	Sept 30, 2009
Interest income
Loans and fees on loans	$13,176,541	$15,977,468
Federal funds sold and interest earning deposits	129,823	13,914
Investment securities, taxable	2,552,075	3,286,867
Investment securities, nontaxable	286,859	446,400
Total interest income	16,145,298	19,724,649

Interest expense
Deposits	5,296,210	7,445,004
Federal funds purchased and securities sold under agreements to repurchase	506,349	558,197
Short-term borrowings	69,619	253,318
Long-term borrowings	1,685,633	1,651,178
Total interest expense	7,557,811	9,907,697
Net interest income	8,587,487	9,816,952

Provision for loan losses	3,026,284	4,856,894
Net interest income after provision for loan losses	5,561,203	4,960,058

Non-interest income (loss)
Service charges on deposit accounts	2,102,135	2,263,858
Mortgage origination income	270,092	294,983
Income from financial services	68,988	110,423
Earnings on bank owned life insurance	511,632	547,060
Net realized gains on sale or maturity of investment securities	1,481,372	1,354,435
Impairment on investment securities	-	(2,319,476)
Other operating income	906,280	664,607
Total non-interest income	5,340,499	2,915,890

Non-interest expense
Salaries and employee benefits	4,719,850	5,441,093
Occupancy expense	1,543,270	1,566,101
Data processing	856,821	895,189
Regulatory agency expense	1,343,430	848,758
Amortization expense of intangible assets	79,270	145,471
Foreclosed assets, net	1,439,606	-
Other expense	2,265,555	2,248,472
Total non-interest expense	12,247,802	11,145,084
Loss before income taxes	(1,346,100)	(3,269,136)

Income tax benefit	(763,766)	(1,554,938)
Net loss	$(582,334)	$(1,714,198)

Basic loss per share	$(.10)	$(.31)
Diluted loss per share	$(.10)	$(.31)
Weighted average shares outstanding	5,796,701	5,529,540
Diluted average shares outstanding	5,796,701	5,529,540

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Operations
Quarter ended September 30, 2010 and September 30, 2009 (Unaudited)

	Quarter Ended	Quarter Ended
	Sept 30, 2010	Sept 30, 2009
Interest income
Loans and fees on loans	$4,502,513	$5,488,874
Federal funds sold and interest earning deposits	59,234	11,895
Investment securities, taxable	791,847	968,742
Investment securities, nontaxable	80,775	141,649
Total interest income	5,434,369	6,611,160

Interest expense
Deposits	1,708,456	2,235,730
Federal funds purchased and securities sold under agreements to repurchase	174,967	187,358
Short-term borrowings	28,230	81,563
Long-term borrowings	565,854	552,413
Total interest expense	2,477,507	3,057,064
Net interest income	2,956,862	3,554,096

Provision for loan losses	1,215,670	1,230,048
Net interest income after provision for loan losses	1,741,192	2,324,048

Non-interest income (loss)
Service charges on deposit accounts	717,217	886,191
Mortgage origination income	100,168	91,576
Income from financial services	18,471	56,251
Earnings on bank owned life insurance	137,484	195,787
Net realized gains on sale or maturity of investment securities	833,180	483,758
Impairment on investment securities	-	(10,000)
Other operating income	359,523	100,645
Total non-interest income	2,166,043	1,804,208

Non-interest expense
Salaries and employee benefits	1,548,684	1,736,058
Occupancy expense	551,479	519,374
Data processing	289,972	250,324
Regulatory agency expense	703,279	431,158
Amortization expense of intangible assets	10,667	46,119
Foreclosed assets, net	1,354,201	-
Other expense	763,515	858,244
Total non-interest expense	5,221,797	3,841,277
Income (loss) before income taxes	(1,314,562)	286,979

Income tax expense (benefit)	(571,566)	(44,059)
Net income (loss)	$(742,996)	$331,038

Basic income (loss) per share	$(.12)	$.06
Diluted income (loss) per share	$(.12)	$.06
Weighted average shares outstanding	6,279,731	5,540,833
Diluted average shares outstanding	6,279,731	5,548,564

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
Consolidated Statements of Cash Flows
Nine-months ended September 30, 2010 and September 30, 2009 (Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	Sept 30, 2010	Sept 30, 2009
Cash flows from operating activities

Net income (loss)	$(582,334)	$(1,714,198)
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	621,234	704,609
Stock-based compensation	66,527	92,956
Provision for loan losses	3,026,284	4,856,894
Accretion of discount on securities, net of amortization of premiums	437,850	130,304
Write-down of foreclosed assets	1,612,917	-
Gain on sale of investments	(1,481,372)	(1,354,435)
Impairment of investment securities	-	2,319,476
Income from bank owned life insurance	(511,632)	(547,060)
Changes in assets and liabilities:
Accrued income	672,829	395,449
Other assets	1,130,042	(185,660)
Accrued interest payable	396,611	(251,091)
Other liabilities	(37,151)	(766,349)
Net cash provided by operating activities	5,351,805	3,680,895

Cash flows from investing activities
Purchases of investment securities available-for-sale	(114,552,164)	(83,321,744)
Sales (purchases) of restricted equity securities	225,800	(62,100)
Principal repayments of investments available-for-sale	5,626,480	12,262,146
Net decrease in loans	27,464,450	8,478,686
Sales and maturities of investment securities available-for-sale	100,248,016	77,021,930
Surrender of bank owned life insurance	12,893,660	-
Proceeds from the sale of foreclosed assets	1,250,488	225,745
Purchases of property and equipment	(91,318)	(167,920)
Net cash provided by investing activities	33,065,412	14,436,743

Cash flows from financing activities
Net increase in non-interest-bearing deposits	1,298,072	2,355,202
Net increase in interest-bearing deposits	31,350,169	3,843,076
Net decrease in securities sold under agreements to repurchase	(153,000)	(691,000)
Proceeds (repayments) from short-term borrowings	2,400,000	(3,500,000)
Repayments of long-term debt	(5,000,000)	(2,500,000)
Stock issuance costs	(425,554)	(54,230)
Proceeds from issuance of common stock	2,393,801	-
Net cash (used in) provided by financing activities	31,863,488	(546,952)
Net increase in cash and cash equivalents	70,280,705	17,570,686

Cash and cash equivalents, beginning	42,983,973	15,913,493
Cash and cash equivalents, ending	$113,264,678	$33,484,179

Supplemental disclosure of cash flow information
Interest paid	$7,161,200	$10,158,788
Taxes paid	$-	$38,000
Conversion of common stock to preferred stock	$-	$343,993

Supplemental disclosure of noncash activities
Real estate acquired in settlement of loans	$8,134,988	$4,722,626

See notes to consolidated financial statements

WACCAMAW BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The balance sheet at December 31, 2009 was derived from the audited financial statements at that date.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Waccamaw Bankshares, Inc. (the “Company”) and its subsidiary, Waccamaw Bank (the “Bank”) as of September 30, 2010 and December 31, 2009, and its results of operations  and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months and three months ended September 30, 2010 and 2009 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009.

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

The allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank performs credit reviews of the loan portfolio and considers economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the appropriate balance of the allowance for loan losses.

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

•
Retain an independent consultant acceptable to the Reserve Bank and the Commissioner to conduct a review of the effectiveness of the Bank’s corporate governance, board and management structure, to assess staffing needs and to prepare a written report of findings and recommendations;

•	Formulate a plan to strengthen board oversight of the management and operations of the Bank;

•	Formulate and implement a plan to strengthen credit risk management practices;

•	Formulate a plan for the ongoing review and grading of the Bank’s loan portfolio by a qualified independent party or by qualified staff that is independent of the Bank’s lending function;

•	Develop a plan to maintain sufficient capital at the Company, on a consolidated basis;

•	Not pay cash dividends without the prior written consent of the Reserve Bank and the Commissioner;

•	Not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted).

The Company must furnish periodic progress reports to the Reserve Bank and the Commissioner regarding its compliance with the Agreement. The Agreement will remain in effect until modified or terminated by the Reserve Bank and the Commissioner. The Bank reports regularly to its regulators on matters of compliance with the Agreement, and the progress made to comply with the Agreement.

NOTE 3. EARNINGS PER SHARE

Loss per share for the nine months and the quarters ended September 30, 2010 and 2009 was calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share for the nine months and the quarters ended September 30, 2010 and 2009 were calculated by dividing net income by the weighted average number of dilutive shares outstanding. For the nine months and three months ended September 30, 2010, as well as the nine months ended September 30, 2009, there was no dilutive effect as the Company reported a loss on operations.

The following table details the computation of basic and diluted earnings per share:

	Nine-Months	Nine-Months
	ended	ended
	Sept 30, 2010	Sept 30, 2009

Net income (loss) (income available to common shareholders)	$(582,334)	$(1,714,198)

Weighted average common shares outstanding	5,796,701	5,529,540
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	-	-
Weighted average common shares outstanding, diluted	5,796,701	5,529,540

Basic loss per share	$(.10)	$(.31)
Diluted loss per share	$(.10)	$(.31)

	Quarter	Quarter
	ended	ended
	Sept 30, 2010	Sept 30, 2009

Net income (loss) (income available to common shareholders)	$(742,996)	$331,038

Weighted average common shares outstanding	6,279,731	5,540,833
Effect of dilutive securities, options	-	420
Effect of dilutive securities, preferred stock	-	7,311
Weighted average common shares outstanding, diluted	6,279,731	5,548,564

Basic earnings (loss) per share	$(.12)	$.06
Diluted earnings (loss) per share	$(.12)	$.06

At September 30, 2010 and September 30, 2009, the Company had 296,889 warrants outstanding. At September 30, 2010 and September 30, 2009 these warrants were not included in the diluted earnings per share calculation as the effect would have been anti-dilutive. There were 314,539 anti-dilutive options at September 30, 2010 and 313,768 anti-dilutive options at September 30, 2009 which have been excluded from the diluted weighted shares outstanding. For the nine months ended September 30, 2010, the stock compensation expense of the Company was $66,527 compared to $92,956 for the nine months ended September 30, 2009. The unrecognized stock compensation expense for the nine months ended September 30, 2010 was $154,459 compared to $230,408 for the nine months ended September 30, 2009.

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

The Bank’s exposure to credit loss in the event of nonperformance by counterparties to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. On September 30, 2010, Waccamaw Bank entered into an Asset Purchase and Sale Agreement with Augusta Holdings, LLC (“Augusta”) in which the Bank has committed to purchase approximately $56,000,000 of home equity lines of credit in the 4th quarter of 2010.  These loans are to be recorded at fair value prior the exchange and may result in a loss subject to valuation. A summary of the Bank’s commitments at September 30, 2010 and December 31, 2009 is as follows:

	Sept 30, 2010	December 31, 2009

Commitments to extend credit	$85,515,000	$41,072,000
Standby letters of credit	1,310,000	796,000

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

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity’s equity securities trade.  The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market, performance and service must be recorded as liabilities.  These awards should not be classified as liabilities if they otherwise qualify to be classified as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the update to have an impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified.    The guidance provides that if these loans meet the critieria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of  federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2010, the Bank identified $41,544,302 in impaired loans.  Of these impaired loans, $11,588,058 was identified to have impairment of $1,337,506.  The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure.  The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

September 30, 2010	Total	Level 1	Level 2	Level 3

Mortgage backed securities	$82,515,261	$-	$82,515,261	$-
Corporate securities	3,394,685	-	2,170,685	1,224,000
Single issue trust preferred securities	5,230,162	-	3,431,562	1,798,600
Municipal securities	6,880,802	-	6,880,802	-
	$98,020,910	$-	$94,998,310	$3,022,600

December 31, 2009

Mortgage backed securities	$60,558,270	$3,890,233	$56,668,037	$-
Corporate securities	4,501,810	-	3,381,810	1,120,000
Single issue trust preferred securities	10,552,149	-	8,802,149	1,750,000
Pooled trust preferred securities	82,255	-	82,255	-
Municipal securities	12,074,835	-	12,074,835	-
	$87,769,319	$3,890,233	$81,009,086	$2,870,000

There were no liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

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

September 30, 2010	Total	Level 1	Level 2	Level 3

Construction and development impaired loans	$10,251	$-	$-	$10,251
Foreclosed assets	10,266	-	-	10,266

Total assets at fair value	$20,517	$-	$-	$20,517

December 31, 2009

Impaired loans	$-	$-	$-	$-
Foreclosed assets	4,994	-	-	4,994

Total assets at fair value	$4,994	$-	$-	$4,994

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.

The following table, which presents additional information about financial assets and liabilities measured at fair value at September 30, 2010 and 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available
for Sale
Securities
(In thousands)

Balance, January 1, 2009	$3,939
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	830
Purchases, issuances, and settlements	(1,990)
Transfers in and/or out of Level 3	1,661
Balance, September 30, 2009	$4,440

Balance, January 1, 2010	$2,870
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	153
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Balance, September 30, 2010	$3,023

For the nine months ended September 30, 2010, there were no net transfers into Level 3.

Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2010 and December 31, 2009. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$65,655	$65,655	$13,973	$13,973
Interest-bearing deposits with banks	24,250	24,250	7,695	7,695
Federal funds sold	23,360	23,360	21,315	21,315
Investment securities	98,021	98,021	87,769	87,769
Restricted equity securities	3,816	3,816	4,041	4,041
Loans, net of allowance for loan losses	301,395	298,325	340,021	333,368

Financial Liabilities
Deposits	466,186	469,174	433,538	431,370
Securities sold under agreements to repurchase and federal funds purchased	20,462	20,462	20,615	20,615
Other short-term borrowings	5,900	5,900	3,500	3,484
Long-term debt	38,000	35,266	43,000	41,450
Junior subordinated debentures	12,372	8,227	12,372	8,234

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

	Nine-Months	Nine-Months
	ended	ended
	Sept 30, 2010	Sept 30, 2009

Net income (loss)	$(582,334)	$(1,714,198)

Other comprehensive loss:
Gain on sale of investments	(1,481,372)	(1,354,435)
Unrealized (losses) on available-for-sale investment securities	3,334,711	6,762,778
Tax effect	(714,462)	(1,663,021)
Total other comprehensive loss	1,138,877	3,745,322

Comprehensive income	$556,543	$2,031,124

	Quarter ended	Quarter ended
	Sept 30,	Sept 30,
	2010	2009

Net income (loss)	$(742,996)	$331,038

Other comprehensive loss:
Gain on sale of investments	(833,180)	(483,758)
Unrealized (losses) on available-for-sale investment securities	467,731	5,227,554
Tax effect	140,881	(1,828,733)
Total other comprehensive income (loss)	(224,568)	2,915,063

Comprehensive income (loss)	$(967,564)	$3,246,101

NOTE 8 – INVESTMENT SECURITIES

Investments in available for sale securities of $98,020,910 consisted of corporate securities, single issue trust preferred securities, municipal securities, and mortgage backed securities (MBS) at September 30, 2010.

At September 30, 2010, we had 42 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) summarized below were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities are due to credit quality, as well as liquidity. We have the intent and the ability to hold the remaining investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

The following is a summary of the securities portfolio by major classification at the dates presented.

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	$82,386,842	$379,664	$(251,245)	$82,515,261
Corporate securities	4,253,097	-	(858,412)	3,394,685
Single issue trust preferred securities	6,478,351	153,666	(1,401,855)	5,230,162
Municipal securities	7,372,245	942	(492,385)	6,880,802
	$100,490,535	$534,272	$(3,003,897)	$98,020,910

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	$61,167,200	$159,880	$(768,810)	$60,558,270
Corporate securities	5,617,961	-	(1,116,151)	4,501,810
Single issue trust preferred securities	12,089,781	148,661	(1,686,293)	10,552,149
Pooled trust preferred securities	133,935	-	(51,680)	82,255
Municipal securities	13,083,406	29,210	(1,037,781)	12,074,835
	$92,092,283	$337,751	$(4,660,715)	$87,769,319

Gross realized gains and losses resulting from the sale of securities for the nine months ended and quarters ended September 30, 2010 and 2009 are as follows:

	Nine-Months	Nine-Months
	ended	ended
	Sept 30, 2010	Sept 30, 2009

Realized gains	$1,624,312	$1,484,189
Realized losses	(142,940)	(129,754)
	$1,481,372	$1,354,435

	Quarter	Quarter
	ended	ended
	Sept 30, 2010	Sept 30, 2009

Realized gains	$833,180	$507,772
Realized losses	-	(24,014)
	$833,180	$483,758

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2010
Mortgage backed securities	$48,531,744	$(251,245)	$-	$-	$48,531,744	$(251,245)
Corporate securities	-	-	3,394,685	(858,412)	3,394,685	(858,412)
Single issue trust preferred securities	700,000	(301,455)	1,899,600	(1,100,400)	2,599,600	(1,401,855)
Municipal securities	514,305	(695)	5,830,555	(491,690)	6,344,860	(492,385)
Total temporarily impaired securities	$49,746,049	$(553,395)	$11,124,840	$(2,450,502)	$60,870,889	$(3,003,897)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2009
Mortgage backed securities	$42,983,307	$(768,810)	$-	$-	$42,983,307	$(768,810)
Corporate securities	1,398,872	(896,151)	1,780,000	(220,000)	3,178,872	(1,116,151)
Single issue trust preferred securities	1,994,732	(925,992)	3,967,017	(760,301)	5,961,749	(1,686,293)
Pooled trust preferred securities	33,118	(51,680)	49,138	-	82,256	(51,680)
Municipal securities	1,356,260	(43,738)	6,714,609	(994,043)	8,070,869	(1,037,781)
Total temporarily impaired securities	$47,766,289	$(2,686,371)	$12,510,764	$(1,974,344)	$60,277,053	$(4,660,715)

The scheduled contractual maturities of securities (all available for sale) at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,000,000	$1,940,000	$1,322,937	$1,322,937
Due in one through five years	1,001,872	1,013,802	2,470,000	2,255,560
Due in five through ten years	31,233	31,474	1,002,184	952,851
Due after ten years	97,457,430	95,035,634	87,297,162	83,237,971
	$100,490,535	$98,020,910	$92,092,283	$87,769,319

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

Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2010. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

NOTE 9 – OTHER ASSETS

Other assets of $14,591,815 consisted of prepaid FDIC assessment of $2,717,389, deferred tax charges less deferred tax valuation allowance of $2,438,014 and income tax receivable of $5,157,421 at September 30, 2010. Bank owned life insurance was $6,193,987 at September 30, 2010 compared to $18,576,015 at December 31, 2009. The Bank surrendered policies of $12,893,661 during the third quarter of 2010, but has committed to purchase $12,000,000 of bank owned life insurance in the fourth quarter of 2010.

NOTE 10 – ASSET PURCHASE AND SALE AGREEMENTS

On September 30, 2010, the bank entered into two separate agreements whereby Augusta Holdings, LLC “Augusta” would purchase nonperforming loans from the bank and the bank would purchase performing Home Equity Lines of Credit “HELOCs” from Augusta.  Under the first agreement Augusta purchased for approximately $11.2 million nonperforming loans that had a carrying value of approximately $7.8 million.  This amount included payment for back-interest of approximately $462,000.  This transaction was recorded in the third quarter.  In the second agreement which is expected to close in the fourth quarter, the bank agreed to purchase performing HELOC loans of approximately $56 million subject to certain underwriting criteria.  These criteria include the loan not being past due more than 30 days since origination, a current credit score of at least 725.  In addition, as a credit enhancement Augusta will place on deposit at Waccamaw $3.9 million for 4 years that will be available to absorb any credit losses related to this pool over this time period.

As of the date of this filing, Augusta has delivered a pool of HELOC loans and the bank is applying due diligence procedures related to the underwriting criteria.  As required by generally accepted accounting principles, the transaction will be recorded on the books of the bank at the fair value of the assets acquired as the value of those assets is more readily determinable than the fair value of assets disposed.  This value will be determined by an independent valuation once the specific HELOCs have been identified.  Based on valuations for similar transactions, management expects the valuation to result in a discount of approximately 1.5% to 2.5%.  Accordingly, the bank has included in the Allowance for Loan Losses as of September 30, 2010 a net recovery of the amount of the sale price of the nonperforming loans less the carrying value ($3.4 million), net of the estimated discount of the HELOCs to be acquired ($1.25 million).  The actual amount of the net recovery may vary when the actual HELOC valuation is performed.  The bank has deposited in escrow cash of approximately $56 million for the close of this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion, analysis and related financial information is presented to explain the significant factors which affected the financial condition and results of operations for the three and nine months ending September 30, 2010 and 2009 of Waccamaw Bankshares, Inc.  This discussion should be read in conjunction with the financial statements and related notes included in this report.

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

HIGHLIGHTS

Net loss for the quarter ended September 30, 2010 was ($742,996) or ($.12) per weighted average basic share outstanding compared to $331,038 net income or $.06 per weighted average basic share outstanding for the quarter ended September 30, 2009.

On September 30, 2010, Waccamaw Bankshares, Inc. assets totaled $566,067,090 compared to $533,221,072 on December 31, 2009. Net loans on September 30, 2010 were $301,395,076 compared to $340,020,798 on December 31, 2009. Total deposits on September 30, 2010 were $466,186,200 compared to $433,537,959 at the end of 2009. Stockholders’ equity after adjustments for unrealized losses on securities available for sale increased by $2,591,317 resulting in a September 30, 2010 book value of $2.64 per common share, down from $3.09 on December 31, 2009.

Impact of Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and improve cooperation between federal agencies;

•
the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•
amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

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

Held to maturity securities are bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. At September 30, 2010 and at December 31, 2009, the Bank had no investments classified as held to maturity. Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities.

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For the nine month period ended September 30, 2010, there were no impairment write-downs. For the nine month period ended September 30, 2009, the Company wrote down $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank.

Investments in available for sale securities of $98,020,910 consisted of corporate securities, municipal securities, U.S. Governmental agencies and mortgage backed securities (MBS) at September 30, 2010.

DEPOSITS WITH BANKS

Interest-bearing deposits consist of deposits with other financial institutions. These interest-bearing accounts at other financial institutions were $24,249,610 on September 30, 2010 and $7,695,499 on December 31, 2009. The increase in interest-bearing deposits was due to increased on-balance sheet liquidity and a reduction of net loans outstanding. Non interest-bearing deposits consist of cash on hand and a deposit with another financial institution that consists of $56,307,314. This amount is to be used to purchase approximately $56,000,000 of home equity lines of credit, as Waccamaw Bank entered into an Asset Purchase and Sale Agreement with Augusta Holdings, LLC (“Augusta”) in which the Bank has committed to purchase these loans in the 4th quarter of 2010. These non interest-bearing accounts were $65,655,068 on September 30, 2010 and $13,973,474 on December 31, 2009.

FEDERAL FUNDS SOLD

Federal funds sold consist of short-term loans to other financial institutions. These loans are made to various financial institutions and were $23,360,000 on September 30, 2010 and $21,315,000 on December 31, 2009.

LOANS

Net loans outstanding on September 30, 2010, were $301,395,076, compared to $340,020,798 on December 31, 2009.  The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Curtailment of real estate lending in the first nine months of 2010, coupled with very low loan demand and aggressive resolution of problem loans, including the addition of $5,271,583 in foreclosed assets in the first nine months of 2010 and net charge-offs of $3,762,398 in the first nine months of 2010 are the major factors contributing to the $38,625,722 decrease in loans in the period since December 31, 2009.

DEPOSITS

Deposits on September 30, 2010, were $466,186,200 compared to $433,537,959 on December 31, 2009. Interest-bearing accounts represented 92.7% of total deposits at September 30, 2010 and 92.4% of total deposits at December 31, 2009. The significant increase in deposits was the result of the Bank taking advantage of low deposit interest rates in the brokered CD market, purchasing brokered CDs of approximately $40,000,000 in the first quarter of 2010.

LIABILITIES

Securities sold under agreements to repurchase on September 30, 2010, were $20,462,000 compared to $20,615,000 on December 31, 2009. Long-term debt on September 30, 2010 was $38,000,000 compared to $43,000,000 on December 31, 2009. At September 30, 2010 and December 31, 2009, $35,000,000 and $40,000,000, respectively, was outstanding under Federal Home Loan Bank advances. Also included in long-term debt at September 30, 2010 and December 31, 2009 was $3,000,000 of subordinated notes bearing interest at 3-month LIBOR plus 350 basis points that will mature on July 1, 2015. Short-term borrowings at September 30, 2010 were $5,900,000 compared to $3,500,000 at December 31, 2009. There was $5,000,000 and $2,500,000, respectively in short-term borrowings funded by the Federal Home Loan Bank of Atlanta at September 30, 2010 and December 31, 2009. Also included in other short-term borrowings at September 30, 2010 was $900,000 compared to $1,000,000 at December 31, 2009 line of credit at a 5.00% lending rate that will mature on July 1, 2020. Other liabilities at September 30, 2010 were $2,061,842 compared to $2,098,993 on December 31, 2009.

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

STOCKHOLDERS’ EQUITY

Waccamaw Bankshares, Inc. maintains a capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Total stockholders’ equity at September 30, 2010 was $19,745,748 compared to $17,154,431 at December 31, 2009. This $2,591,317 increase was primarily due to unrealized gains on securities available for sale increasing $1,750,144, net of tax, operating loss of $582,334 and the sale of $2,393,801 of common stock through a rights offering to shareholders pursuant to a prospectus dated June 17, 2010. Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity, retained earnings, and a limited amount of qualifying perpetual preferred stock, less goodwill and certain other intangibles) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus subordinated debt, other preferred stock, and the allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of September 30, 2010, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 8.3% and 9.3%, respectively. As of December 31, 2009, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 7.9% and 8.9%, respectively.

The Bank also has capital ratio constraints with which to comply.  These ratios are slightly different than those required at the parent company level.  At September 30, 2010, the Bank’s capital ratios were as follows: Tier 1 leverage ratio, 5.9%, Tier 1 risk-based capital ratio, 8.5% and total risk-based ratio, 10.5%.  At December 31, 2009, the Bank’s capital ratios were as follows:  Tier 1 leverage ratio, 6.0%, Tier 1 risk-based capital ratio, 8.1% and total risk-based ratio, 10.1%.  These capital ratios were sufficient at September 30, 2010 and December 31, 2009 to classify the Bank as “well capitalized” in accordance with the FDIC’s regulatory capital rules.

ASSET QUALITY

At September 30, 2010, the Company had $13,684,469 in loans that were 30-89 days past due. This represented 4.40% of gross loans outstanding on that date. This is a decrease from December 31, 2009 when there were $26,301,069 in loans that were 30-89 days past due, or 7.50% of gross loans outstanding. The decrease in past dues is spread throughout each category of the loan portfolio and is due primarily to increased staffing in the special assets and collections department.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 520 basis points from 6.78% at December 31, 2009 to 11.98% at September 30, 2010. The increase in non-performing loans includes increases in six non-performing commercial real estate loans. The Company had ten loans that were considered troubled debt restructured loans which totaled $3,576,818 at September 30, 2010.

During 2009, management refined its allowance for loan losses methodology taking into account existing Securities and Exchange Commission (SEC) and regulatory guidance. The refinement in methodology focused on revised loss factors that are more indicative of actual loss experience in recent years and current borrower analysis. The results of the allowance for loan loss model indicated that a $3,026,284 provision was needed for the nine months ended September 30, 2010.

ALLL Methodological Changes
•	Effective March 31, 2010, on the advice of the Bank’s examiners, the Bank has changed its selections parameters for review under FAS 114, as follows.
o	Loans and relationships of $500,000 and more (versus previous threshold of $250,000).
o	Expanded review to include loans in risk grade 50 (Substandard), from previous concentration on risk grade 55 (Doubtful).
•
As a result of these changes, the complexion of FAS 114 is somewhat different.  We eliminated approximately 25 smaller relationships from the analysis, returning them to FAS 5 and we added approximately 15 grade 50 loans, previously not reviewed.

•	Effective December 31, 2009, on the advice of the Bank’s CPAs, the Bank elected to write down substantially all of the previously-calculated FAS 114 impairments, totaling approximately $7,000,000.
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

The decrease in the provision is the result of the Reserve related to FAS 5 decreasing $2,073,620 due to a decrease in net loans of $38,625,722 at September 30, 2010 compared to December 31, 2009 loans along with loans identified as impaired under FAS 114 as discussed under Note 6 – “Fair Value” – in the notes to the Company’s consolidated financial statements included under Item 1 of this report. As of September 30, 2010 the Bank identified $41,544,302 in impaired loans.  Of these impaired loans, $11,588,058 was identified to have impairment of $1,337,506. At December 31, 2009, there was $41,575,130 of loans that were reviewed for individual impairment under FAS 114. None of these impaired loans required a specific reserve at December 31, 2009.  The decreases in impaired loans resulted from net charge-offs of $13,618,962 at December 31, 2009, as most of the loans charged-off in 2009 were classified as impaired.

The allowance for loan losses on September 30, 2010, was $9,412,813 or 3.03% of period end loans compared to $10,148,927 and 2.90% at December 31, 2009. The allowance for loan losses at September 30, 2010 represented 22.66% of impaired loans compared to 24.41% at December 31, 2009. At September 30, 2010 the Bank had loans totaling $36,397,107 in nonaccrual status as compared to $26,010,130 at December 31, 2009. The increase in non-accrual loans includes increases in six non-performing commercial real estate loans. On September 30, 2010, Waccamaw Bank entered into an Asset Purchase and Sale Agreement with Augusta Holdings, LLC (“Augusta”) pursuant to which the Bank sold non-accrual commercial and construction and development loans to Augusta, without recourse, for $11,220,136, with no loss to the Bank. The largest non-accrual loan relationship totaled $4,263,370, with the average balance for the one hundred nine non-accrual loans totaling $333,918. At September 30, 2010 there was $3,762,398 in net charge-offs compared to $2,482,575 at September 30, 2009. The result of the above Sale Agreement with “Augusta” resulted in a recovery of three loan relationships totaling $3,408,183 less an estimated reserve of the Purchase Agreement of $1,250,000.

The following table, which presents additional information about performing non accrual loans that were paying at September 30, 2010 and December 31, 2009, are as follows:

	Sept 30, 2010	December 31, 2009

Performing non accrual loans	$10,078,100	$989,338
Non performing non accrual loans	26,319,007	25,020,792
Total non accrual loans	$36,397,107	$26,010,130

There was $12,548 in repossessed assets at September 30, 2010 and $1,600 in repossessed assets at September 30, 2009. At September 30, 2010 there was $10,265,824 in other real estate owned compared to $5,453,713 at September 30, 2009.

The total non-performing assets, (non-accrual loans, loans greater than 90 days past due and still accruing and other real estate owned), at September 30, 2010 was $47,489,971 and $27,843,085 at December 31, 2009. The allowance for loan losses at September 30, 2010 represented 19.82% of non-performing assets compared to 36.45% at December 31, 2009.

The following is a roll forward of the Company’s allowance for loan losses for the nine months ended September 30, 2010 and 2009:

	Nine-Months	Nine-Months
	ended	ended
	Sept 30, 2010	Sept 30, 2009

Allowance for loan losses at beginning of period	$10,148,927	$7,187,982
Provision for loan losses	3,026,284	4,856,894
Charge-offs	(6,138,110)	(2,515,843)
Recoveries	2,375,712	33,268

Allowance for loan losses at end of period	$9,412,813	$9,562,301

The following is a roll forward of the Company’s allowance for loan losses for the quarter ended September 30, 2010 and 2009:

	Three-Months	Three-Months
	ended	ended
	Sept 30, 2010	Sept 30, 2009

Allowance for loan losses at beginning of period	$10,902,377	$10,484,950
Provision for loan losses	1,215,671	1,230,048
Charge-offs	(4,895,485)	(2,163,335)
Recoveries	2,190,250	10,638
Allowance for loan losses at end of period	$9,412,813	$9,562,301

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

The Bank’s allowance for loan and lease losses methodology involves the following:  The Bank evaluates loans and relationships greater than $500,000 and in non-performing status (non-accrual, greater than 90 days still accruing, etc.) or otherwise deemed to be impaired for individual impairment under FAS 114.  Further, individual impairment is calculated for any loan, regardless of size, rising to the level of Troubled Debt Restructure.  Once the FAS 114 analysis is completed, the valuation is reviewed for required specific reserve adjustment at least quarterly.  On large or complex credits (generally those in excess of $1,000,000), the Bank obtains a liquidation or quick-sale appraisal at the initial impairment determination and adjusts the specific reserve upon receipt and review of the appraisal.  Generally, the Bank obtains an updated appraisal on such properties annually.  On smaller credits, the decision to pay for an in-debt appraisal is made on a case-by-case basis.  In cases where such an updated appraisal is not obtained, the Bank may elect to apply a discount to the most recent appraisal obtained for the property in question.  This discount is based on changes in value observed from appraisals on similar properties and knowledge about recent sales of similar properties.  Again, these evaluations are reviewed quarterly.

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

Additional information is as follows:

	Sept 30, 2010	December 31, 2009

Impaired loans	$41,544,302	$41,575,130
Unimpaired loans	269,263,587	308,594,595
Gross loans	$310,807,889	$350,169,725

Specific reserve on impaired loans	$1,337,506	$-
Reserve related to FAS 5	8,075,307	10,148,927
Total allowance for loan losses	$9,412,813	$10,148,927

Allowance to gross loans	3.03%	2.90%
Specific reserve to impaired loans	3.22%	-
FAS 5 reserves to unimpaired loans	3.00%	3.29%

The table on the following page presents certain information regarding the significant credit relationships that make up the majority of the non-accrual and impaired loans in our portfolio as of September 30, 2010.

Loan Name	Loan Amount	Loan Type	Reserve $	As of Date	Previous Charge-off	Regulatory Classification	Status	Initial Impairment	Valuation	Appraisal Date	Valuation Basis	Loan Origination	Past due Counters (30/60/90)

Residential A&D	$4,654,783	1A2	$283,783	9/10/2010	0	Substandard	NA		7,400,000	6/15/2009	FV	8/1/2006 12/20/2007	3/1/1 1/1/1
Residential A&D	$4,031,543	1A2	$-	9/9/2010	0	Substandard	NA		7,075,000	4/1/2009	FV	7/9/2007	4/1/1
Residential A&D	$3,342,636	1A2	$-	9/9/2010	347,266	Substandard	NA		5,177,000	6/15/10 3/29/10	FV	10/31/2008	0/0/0
Hotels (3)	$2,850,119	1D	$-	9/9/2010	0	Substandard	NA		11,730,000	9/3/2008	FV	9/14/2005	16/1/1
Hardwood flooring manufacturer	$2,548,375	1E1	$-	9/13/2010	725,000	Substandard	na		2,548,375	4/24/2009	FV	8/9/2006 1/16/2007	2/0/0
Commercial income producing	$2,107,879	1E2	$-	10/21/2010	0	Substandard	na		2,828,000	1/31/2009	FV	2/18/2009	(3/2/2) (6/2/1)
Residential A&D	$1,546,251	1E2	$-	9/13/2010		Substandard	accrual		1,875,000	7/15/2008	FV	6/28/2004	11/2/0
Wrecker service	$1,354,944	1C2A	$-	9/9/2010		Substandard	accrual		3,669,600	6/1/2005 3/1/2008 6/1/2005	FV	3/11/2005	33/0/0
Residential A&D	$887,980	1D	$-	10/22/2010	324,000	Substandard	na		887,980	6/7/2010	FV
Individual	$1,061,887	1C2A	$6,765	10/20/2010		Special Mention	accrual		415,000	1/11/2010	FV	11/8/2007	2/0/0
Residential A&D	$1,029,628	1A2	$-	1/0/1900		Special Mention	accrual		1,799,300		FV	7/31/2009	8/0/0
Residential A&D	$1,010,411	1A2	$-	10/22/2010		Special Mention	accrual		2,245,000	7/9/2008
Residential A&D	$1,002,500	1A2	$-	9/9/2010	0	Substandard	na		3,000,000	2/1/2008	FV	12/23/2008	0/0/0
Commercial income producing	$963,330	1E2	$-	9/9/2010		Substandard	accrual		1,425,000	1/10/2010	FV	7/9/2007	3/0/0
Residential A&D	$938,846	1A2	$283,063	10/19/2010	0	Substandard	na		655,783		DCF	8/15/2006 4/24/2007	9/4/0
Day Care	$904,170	1E1	$25,320	10/20/2010		Substandard	accrual		1,050,000	12/28/2009	FV	4/7/2005	5/0/0
Residential A&D	$869,465	1A2	$-	9/9/2010	0	Substandard	na		3,100,000	1/15/2009	FV	5/19/2006 3/17/2006	7/2/1
Residential A&D	$290,740	1A2	$-	10/22/2010	571,357	Substandard	na		318,000	3/19/2010	FV	1/31/2007	12/2/2
Tile flooring operation	$822,521	1E2	$-	9/13/2010	126,527	Substandard	na		840,000	7/15/2009	FV	4/10/2007	3/5/3

Total	$32,218,008		$598,931
% of total (below)	77.55%		44.78%

Total impaired loans for the Bank at September 30, 2010	$41,544,302

Total impaired loans with calculated impairment	$11,588,058

Impairment calculated on those loans	$1,337,506

Fair value of those loans	$10,250,552

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Company reported a net loss of ($742,996) or ($.12) per share for the three months ended September 30, 2010, as compared with a net profit of $331,038 or $.06 per basic share and diluted share for the three months ended September 30, 2009, a decrease of $1,074,034 or (324.44%) in net income.

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

For the three months ended September 30, 2010, the net interest income of the Company was $2,956,862 compared to $3,554,096 for the three months ended September 30, 2009. For the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, the net interest income decreased as the decrease in loan market interest rates coupled with the $13,590,405 increase in the nonaccrual loans from September 30, 2009 accounted for a $1,176,791 decrease in interest income which was offset by a $579,557 decrease in interest expense resulting from a decrease in deposit rates.

PROVISION FOR LOAN LOSSES

The Company expensed $1,215,670 to the provision for loan losses in the third quarter of 2010, as compared to the $1,230,048 provision for loan losses in the third quarter of 2009. The decrease in the provision was due to differing levels of net charge-offs of loans over the periods under comparison. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $2,166,043 for the three months ended September 30, 2010 as compared with $1,804,208 for the three months ended September 30, 2009. The principal reason for the increase of $361,835 in total non-interest income for the current quarter was that the Company had realized gains on sales or maturity of investment securities of $833,180, increases in fees from mortgage origination income of $8,592 and increases in other operating income of $258,878. Decreases in service charges on deposit accounts of $168,974, decreases of $37,780 in financial services income and decreases of $58,303 in earnings on bank owned life insurance accounted for the additional difference in non-interest income for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

NON-INTEREST EXPENSES

Non-interest expenses totaled $5,221,797 for the three months ended September 30, 2010, an increase of $1,380,520 or 35.9% over the $3,841,277 reported for the three months ended September 30, 2009. For the three months ended September 30, 2010, personnel costs decreased by $187,374, or 10.8% to $1,548,684 as compared to $1,736,058 for the three months ended September 30, 2009. Increases of regulatory agency expenses of $272,121, increases in foreclosed asset expenses of $1,354,201, increases in data processing of $39,648, increases in occupancy expense of $32,105, decreases of $35,452 in amortization expense of intangible assets and decreases in other expenses of $94,729 accounted for the additional difference in non-interest expense for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of $571,566 for income taxes during the three months ended September 30, 2010 compared to a benefit for income taxes of $44,059 for the three months ended September 30, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Company reported a net loss of ($582,334) or ($.10) per basic share and diluted share for the nine months ended September 30, 2010, as compared with a net loss of ($1,714,198) or ($.31) per basic share and diluted share for the nine months ended September 30, 2009, an increase of $1,131,864 or 66.0% in net income.

NET INTEREST INCOME

For the nine months ended September 30, 2010, the net interest income of the Bank was $8,587,487 compared to $9,816,952 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, the net interest income decreased due to the decrease in loan market interest rates coupled with the $13,590,405 increase in the nonaccrual loans from September 30, 2009 accounted for a $3,579,351 decrease in interest income which was offset by a $2,349,886 decrease in interest expense resulting from a decrease in deposit rates.

PROVISION FOR LOAN LOSSES

The Company expensed $3,026,284 to the provision for loan losses in the first nine months of 2010, as compared to the $4,856,894 provision for loan losses in the first nine months of 2009. The decrease in the provision is the result of the reserve related to FAS 5 decreasing $2,073,620 due to a decrease in net loans of $38,625,722 at September 30, 2010 compared to December 31, 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management considers the current level of the loan loss allowance to be appropriate based on loan volume, the current level of delinquencies, other non performing-assets, prevailing economic conditions and other factors that may affect a borrower’s ability to repay.

NON-INTEREST INCOME

Non-interest income totaled $5,340,499 for the nine months ended September 30, 2010 as compared with $2,915,890 for the nine months ended September 30, 2009. The principal reason for the increase of $2,424,609 in total non-interest income for the nine months ended September 30, 2010 was that the Company had realized gains on sales of investment securities of $1,481,372 and increases in other operating income of $241,673.  Decreases in service charges on deposit accounts of $161,723, decreases of $24,891 in fees from mortgage origination income from the continued slowdown in the housing market, decreases of $41,435 in financial services income, decreases of $35,428 in earnings on bank owned life insurance and write-downs of $2,156,820 in two single issue trust preferred securities and $152,656 of stock in Silverton Bank in the first nine months of 2009 accounted for the additional difference in non-interest income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

NON-INTEREST EXPENSES

Non-interest expenses totaled $12,247,802 for the nine months ended September 30, 2010, an increase of $1,102,718 or 9.9% of the $11,154,084 reported for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, personnel costs decreased by $721,243, or 13.3% to $4,719,850 as compared to $5,441,093 for the nine months ended September 30, 2009. Increases of regulatory agency expenses of $494,672, increases in foreclosed asset expenses of $1,439,606, decreases in data processing of $38,368, decreases in occupancy expense of $22,831, decreases of $66,201 in amortization expense of intangible assets and increases in other expenses of $17,083 accounted for the additional difference in non-interest expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

PROVISION FOR INCOME TAXES

The Company recognized a benefit of $763,766 for income taxes during the nine months ended September 30, 2010 compared to a benefit for income taxes of $1,554,938 for the nine months ended September 30, 2009.

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

At September 30, 2010, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) totaled $211,285,588, which represented 37.3% of total assets.

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

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Neither the Company nor the Bank is subject to any material legal proceedings at the date of this report. From time to time, the Bank is engaged in routine litigation incidental to its business.

ITEM 6.      EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waccamaw Bankshares, Inc.

Date: November 15, 2010	By:	/s/ David A. Godwin
David A. Godwin
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)