Form 10-K
period 2010-12-31
WACCAMAW BANKSHARES INC
filed 2012-03-01
CIK 1144686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the NASDAQ Global Market on June 30, 2010 was $7,721,205. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of February 27, 2012, the Registrant had outstanding 7,466,224 shares of Common Stock.

Documents incorporated by reference:

None

PART I

ITEM 1 – BUSINESS

Note Regarding Forward-Looking Statements

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	results of examinations of us by the Federal Reserve Bank and the Office of the Commissioner of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write down assets;

•	recent and future economic stimulus and recovery actions by the government;

•	our ability to control operating costs and expenses;

•	governmental action as a result of our inability to comply with regulatory orders and agreements;

•	Asset/liability matching risks and liquidity risks;

•	our ability to manage loan delinquency rates;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation;

•	increased competitive pressures in the banking industry;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board;

•	changes in our borrowers’ performance on loans;

•	Changes in critical accounting policies and judgments;

•	Changes in the equity and debt securities markets;

•	Fluctuations of our stock price;

•	Success and timing of our business strategies;

•	Political developments, wars or other hostilities that may disrupt or increase volatility in securities markets or otherwise affect economic conditions;

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

Regulatory Actions

Effective June 14, 2010, the Company and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the North Carolina Commissioner of Banks (the “Commissioner”).

The Agreement is a formal corrective action pursuant to which the Bank has agreed to address specific issues set forth below, through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank.

Among other things, the Agreement requires the Bank to:

•	Retain an independent consultant acceptable to the Reserve Bank and the Commissioner to conduct a review of the effectiveness of the Bank’s corporate governance, board and management structure, to assess staffing needs and to prepare a written report of findings and recommendations;

•	Formulate a plan to strengthen board oversight of the management and operations of the Bank;

•	Formulate and implement a plan to strengthen credit risk management practices;

•	Formulate a plan for the ongoing review and grading of the Bank’s loan portfolio by a qualified independent party or by qualified staff that is independent of the Bank’s lending function;

•	Develop a plan to maintain sufficient capital at the Company, on a consolidated basis;

•	Not pay cash dividends without the prior written consent of the Reserve Bank and the Commissioner; and

•	Not renew or accept any new brokered deposits.

The Company must furnish periodic progress reports to the Reserve Bank and the Commissioner regarding its compliance with the Agreement. The Agreement will remain in effect until modified or terminated by the Reserve Bank and the Commissioner.

Effective November 29, 2011, the Company and the Bank entered into a Prompt Corrective Action Directive (the “Directive”) with the Board of Governors of the Federal Reserve System (the “Board of Governors”).

The Directive is a formal corrective action in which the Board of Governors has determined that, as of October 30, 2011, Waccamaw Bank is critically undercapitalized, as defined in section 208.43(b)(5) of Regulation H of the Board of Governors.

Among other things, the Directive requires the Bank no later than January 6, 2012 to:

•	Increase the Bank’s equity through the sale of shares or contributions to surplus in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H of the Board of Governors;

•	Enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution, closing under which contract is conditioned only on the receipt of necessary regulatory approvals, the continued accuracy of customary representations and warranties and the performance of customary pre-closing covenants;

•	Take other necessary measures to make the Bank adequately capitalized;

•	Restrict the making of any capital distributions, including, but not limited to, the payment of dividends;

•	Restrict the payment of bonuses to senior executive officers and increases in compensation of such officers; and

•	Restrict certain activities, including, but not limited to, making any material change in accounting methods and engaging in any covered transaction, as defined in section 23A of the Federal Reserve Act, without the prior written approval of the FDIC.

Due to the recent favorable ruling by the Federal Reserve Board of Governors allowing a portion of the preferred stock to be regulatory capital, the Bank’s capital status at September 30, 2011, changed from critically undercapitalized to significantly undercapitalized. Although the Directive has not been terminated, the Company continues to take measures to make the Bank adequately capitalized through the sale of branches and selling stock through a private stock offering.

Market Area

The Company’s primary service area is Columbus, Brunswick, Bladen and New Hanover Counties of North Carolina and Lancaster and Horry Counties of South Carolina. The principal business of the Company is to provide individual and commercial banking services in its main service area. These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services that are traditionally available from community banks.

Columbus County is located in the southeastern portion of North Carolina near the South Carolina border. Whiteville, the largest city in the county, is approximately 45 miles west of Wilmington, North Carolina, 150 miles southeast of Charlotte, North Carolina, and 45 miles north of Myrtle Beach, South Carolina. These cities all have national or regional airports.

Brunswick County is a coastal county adjacent to Columbus County to the southeast and also borders South Carolina. Shallotte, the largest city in the county, is approximately 35 miles southwest of Wilmington and 35 miles northeast of Myrtle Beach.

New Hanover County is a coastal county and adjacent to Brunswick County to the north. Wilmington, the largest city in the county, has a diversified economy which includes shipping, manufacturing, medical and retail industries.

Bladen County is rural county adjacent to Columbus County to the north. Elizabethtown, the largest city in the county, is approximately 50 miles northwest of Wilmington and 80 miles northwest of Myrtle Beach.

Lancaster County is a rural county located near the central region of South Carolina near the North Carolina border and approximately 40 miles south of Charlotte, North Carolina and fifty miles north of Columbia. These cities all have national or regional airports.

Horry County is located in the northeastern portion of South Carolina near the North Carolina border. Myrtle Beach, the largest city in the county, has a diversified economy which includes tourism, manufacturing, medical and retail industries.

The principal components of the economy in our market area are manufacturing, agriculture and tourism. The coastal markets are real estate driven, as demand for property along the coastal regions will continue to grow as the economy improves. Manufacturing employment is concentrated in the wood products and textile industries. The primary agriculture products are tobacco and hogs.

Competition

The primary business activity of the Company is commercial banking. This activity is conducted by the Bank which is the subsidiary of the Company.

Banking is a highly competitive industry. The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered. The Bank encounters strong competition from other commercial banks operating in the Bank’s market area, including several of the largest North Carolina banks. At June 30, 2010 (the most current data provided by the FDIC Deposit Market Share Report prior to December 31, 2010), there were 14 offices of 6 other commercial banks operating in Columbus County, 44 offices of 12 other commercial banks operating in Brunswick County, 78 offices of 20 other commercial banks operating in New Hanover County, 7 offices of 5 other commercial banks operating in Bladen County, 11 offices of 6 other commercial banks operating in Lancaster County and 130 offices of 25 other commercial banks operating in Horry County.

In the conduct of certain aspects of its business, the Bank also competes with credit unions, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Bank. Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust and international banking services that the Company cannot or will not provide.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") in 1991, the Gramm-Leach-Bliley Act in 1999, and the Dodd-Frank Act in 2010, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and results of operations that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

Under the GLB Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity, banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The GLB Act also imposes additional restrictions and heightened disclosure requirements regarding information collected by financial institutions. The Company is not a financial holding company.

The Company is subject to the Bank Holding Company Act (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such other information as the Federal Reserve may require.

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

The Bank

The Company is the holding company for the Bank, which is a North Carolina banking corporation. The Bank is subject to examination and supervision by the Federal Reserve and the North Carolina Commissioner of Banks (the “Commissioner”). The Federal Reserve monitors the Bank’s compliance with federal statutes, including the Community Reinvestment Act of 1977 and the Depository Institution Management Interlocks Act. The Federal Reserve has broad enforcement authority to prevent the continuance or development of unsafe and unsound banking practices, including the issuance of cease and desist orders and the removal of officers and directors. The Federal Reserve must approve the establishment of branch offices, conversions, and mergers, assumptions of deposit liabilities between insured and uninsured institutions, and the acquisition or establishment of certain subsidiary corporations. The Federal Reserve can prevent capital or surplus diminution in such transactions where the deposit accounts of the resulting, continuing or assuring bank are federally insured.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act has resulted in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on Waccamaw Bank’s business, results of operations, and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.
•	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.
•	Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.
•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.
•	Implement corporate governance revisions, including with regard to executive compensation, which apply to all public companies, not just financial institutions.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactional and other accounts.
•	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
•	Transfer regulatory and rulemaking authority over federal savings banks from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency effective July 21, 2011, and abolish the OTS effective October 19, 2011. In addition, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard limit of FDIC deposit insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) to per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation became effective on April 1, 2011.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program and elected to participate in the TAG Program. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010 and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts through December 31, 2012. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

During 2009, the FDIC took several measures aimed at replenishing the DIF. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009. On November 17, 2009, the FDIC voted to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used an institution’s assessment rate in effect on September 30, 2009.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

Federal Reserve Policies. The earnings of the Bank are affected significantly by the policies of the Federal Reserve Board, a federal agency which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in the reserve requirement against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

State Regulation. The Bank is chartered by the State of North Carolina and is subject to extensive supervision and regulation by the Commissioner. The Commissioner enforces state laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina chartered commercial bank may establish branch offices. North Carolina banking law requires that any merger, liquidation or sale of substantially all of the assets of the Bank must be approved by the Commissioner and the holders of two-thirds of the Bank’s outstanding common stock. All of the outstanding common stock of Waccamaw Bank is owned by the Company.

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

Interstate Banking. Federal law allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years without regard for a longer minimum period specified by the law of the host state.  The Federal Reserve Board is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control (i) more than 10% of the insured deposits in the United States, or (ii) 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Federal law does not limit a state’s authority to restrict the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit.

The federal banking agencies are also authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has adopted a law opting out of the interstate mergers.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking acquisitions.

The Dodd-Frank Act allows national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

Material Customers

Deposits are derived from customers in the Company’s market area. No material portion of deposits has been obtained from a single person or a group of persons. Management does not believe the loss of any one customer would have a material adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors.

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

Environmental Laws

Compliance with federal, state, or local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, results of operations or competitive position.

Employees

The Bank presently has 131 full-time equivalent employees consisting of 121 full-time employees and 19 part-time employees.

ITEM 1A – RISK FACTORS

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 2 - PROPERTIES

The Bank has three branches in Columbus County, North Carolina, including one in Whiteville, one in Tabor City, and one in Chadbourn. The Whiteville branch is located at 110 North J.K. Powell Boulevard, Whiteville, North Carolina, in a 12,000 square foot building that includes three drive-up lanes and an ATM. The Company purchased the land on which this facility is located for $233,318 from a former Company director. This transaction was effected at arm’s length and management believes the purchase price was at or below fair market value. Construction was completed in April 2001 at a cost of $1.8 million.

The Bank has two additional branches in Columbus County located at 105 Hickman Road, Tabor City, North Carolina and 111 Strawberry Boulevard, Chadbourn, North Carolina. The Tabor City Branch is located in a 3,800 square foot building that includes two drive-up lanes and an ATM. The property is leased for $33,474 per year. The lease was assumed from the prior tenant and expires in 2013. The Bank has the option to extend the lease for four additional five year terms.

The Chadbourn branch is a one-story brick building with approximately 2,500 square feet of floor space that was leased following a Centura branch acquisition. The Bank has a five-year lease with the option to renew for five additional terms of five years each. The branch also has drive-up facilities.

The Bank has seven branches located in Brunswick County, two in Shallotte, North Carolina, one in Holden Beach, North Carolina, two in Southport, North Carolina, one in Ocean Isle, North Carolina and one in Oak Island, North Carolina. The Shallotte Main Street branch is housed in a 2,521 square foot facility that includes three drive-up lanes and an ATM. The building is leased for a term of five years beginning on February 1, 2010. The Bank has the option to renew the lease for two additional terms of five years.

The Shallotte Smith Street branch is housed in a 3,515 square foot facility that includes one drive-up lane and an ATM. The land and building were purchased at a cost of $2.2 million in September 2007 from BB&T.

The Holden Beach branch is housed in a 1,200 square foot facility that includes one drive-up lane and an ATM. The building is leased for a term of five years beginning on October 10, 2005. The Bank has renewed the first option at five additional years and The Bank has the option to renew the lease for three additional terms of five years.

The Ocean Isle branch is housed in a 2,982 square foot facility and has three drive-up lanes and an ATM. The construction was completed in July 2007 at a cost of $921,000. The land is leased for a term of ten years beginning on March 1, 2007. The bank has the option to renew the lease for four additional terms of five years.

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

The Oak Island branch is housed in a 2,490 square foot facility. The land and building were purchased from BB&T at a cost of $1.5 million. The facility has two drive-up lanes and an ATM.

The Elizabethtown branch is housed in a 2,016 square foot facility. The land is leased for a term of five years beginning on November 7, 2005. The Bank has extended the lease for another 5 years beginning on November 14, 2010.

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

The Conway Medical Center branch is housed in a 1,508 square foot facility. The building was purchased for $600,000 from BB&T and has two drive-up lanes and an ATM.

The Myrtle Beach branch is housed in a 2,400 square foot facility and has three drive-up lanes and an ATM. The lease was assumed from BB&T and expires in 2010 with the option to renew the lease for an additional term of five years. The Bank chose not to renew this lease and closed this branch effective July 31, 2011.

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

ITEM 3 – LEGAL PROCEEDINGS

No legal proceedings are required to be disclosed pursuant to this item as of December 31, 2010.

ITEM 4 –RESERVED

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s articles of incorporation authorize it to issue up to 50,000,000 shares of common stock, no par value, of which 7,466,224 shares were issued and outstanding as of February 27, 2012 and up to 1,000,000 shares of preferred stock. The approximate number of holders of the Company’s shares of common stock as of February 27, 2012 is 2,800. There were 550 shares issued and outstanding of the Company’s Series A convertible preferred stock as of February 27, 2012 and 546,375 shares issued and outstanding of the Company’s Series B convertible preferred stock as of February 27, 2012.

The payment of future cash dividends will be determined by the Board of Directors and is dependent upon the receipt of dividends from the Bank. To date, the Company has not paid any cash dividends. The Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future.

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

Under the written agreement with the Federal Reserve Bank of Richmond and the North Carolina Commissioner of Banks, the Company and the Bank are currently prohibited from declaring or paying any dividends without the prior written approval of the Reserve Bank and the Commissioner.

Set forth below are the approximate high and low (bid quotations/sales price), known to the management of the Bank, for each quarter during the fiscal years ended 2009 and 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2010		2009
	High	Low	High	Low

First Quarter	$3.40	$2.08	$6.74	$2.22
Second Quarter	5.00	1.30	4.67	2.50
Third Quarter	2.25	0.75	4.40	2.85
Fourth Quarter	2.10	1.00	4.97	2.85

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

On March 31, 2011, the Company issued 546,375 shares of its fixed rate noncumulative perpetual preferred stock, series B (the “Series B Preferred Stock”), to Monterey I Holdings, LLC. The Series B Preferred Stock was issued in exchange for 546,375 outstanding shares of the fixed rate noncumulative perpetual preferred stock, series A, of the Company’s subsidiary, Waccamaw Bank (the “Bank”). The shares of the Bank’s series A preferred stock were held by Monterey Holdings prior to the exchange and were originally issued to Monterey Holdings by the Bank pursuant to a subscription offer agreement dated December 23, 2010, whereby Monterey Holdings purchased 546,375 shares of the Bank’s series A preferred stock and a warrant covering 300,000 shares of the Company’s common stock for an aggregate contract price of $16,392,266.

The warrants and the rights, privileges and preferences of the Series B Preferred Stock are described in more detail below.

Preferred Stock. As described in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2011, the shares of the Company’s Series B Preferred Stock are convertible by the holders thereof into shares of the Company’s common stock on the basis of 1.5 shares of common stock for each share of Series B Preferred Stock so converted. Shares of the Series B Preferred Stock are also convertible by the Company in the event that the holders of the Series B Preferred Stock are afforded any voting powers provided by law that are not granted by the Company’s articles of incorporation. In this instance, the Company may convert each share of Series B Preferred Stock into a share of the Company’s common stock on a one-for-one basis. A form of the Company’s Series B Preferred Stock certificate is attached as exhibit 4.1 hereto and is incorporated herein by reference.

Warrant. On May 17, 2011, the Company issued a warrant to Monterey I Holdings, LLC. The warrant gives Monterey Holdings the right to purchase 300,000 shares of the Company’s common stock at an exercise price equal to fifty percent of the “market price” (as defined in the warrant) of the Company’s common stock on May 17, 2011, or approximately $0.429 per share. The warrant was issued as part of a transaction whereby Monterey Holdings purchased 546,375 shares of the fixed rate noncumulative perpetual preferred stock, series A, of the Bank for an aggregate contract price of $16,392,266. The warrant may be exercised, in whole or in part, from May 17, 2012, until May 17, 2021.

Management’s Discussion and Analysis

ITEM 6 – SELECTED FINANCIAL DATA

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of the financial condition and results of operation of the Company as of December 31, 2010 and 2009 and the years then ended. This discussion should be read in conjunction with the Company’s Financial Statements and the Notes thereto.

Significant Transaction

On September 30, 2010, the Bank entered into an agreement whereby the Bank would sell and Augusta Holdings, LLC (“Augusta”) would buy nonperforming real estate loans for the contractual pay-off amount (par value) of $11.2 million. The carrying value of these loans was $7.3 million as the carrying amounts had been reduced to reflect the fair value of the underlying collateral in measuring the impairment under the requirements of ASC 310-10-35. During the negotiations of this transaction, the Bank agreed to purchase from Augusta a home equity line of credit (HELOC) loan pool. The price of the pool was the amount of the aggregate principal balances (par value) of the loans in the pool, $110.1 million. The pool met the Bank’s credit quality and performance criteria. Under the terms of the HELOC pool purchase agreement, the Bank was able to exclude loans that did not meet the following criteria:

•	A current FICO score of a least 660 as of the date of the transaction.
•	Loans have not been past due more than 30 days in the twelve months preceding the closing of the transaction.
•	The weighted average loan to value would not exceed 90 percent as of the time the loan was originated.

Management performed detailed due diligence procedures on approximately 20 percent of the pool and removed from the pool any loans that did not meet the criteria above. In addition, as part of the transaction, as a credit enhancement, Augusta indemnified the Bank against credit losses in the pool for a period of five years from the transaction date, up to a maximum amount of 10% of the pool or approximately $11.0 million. The sale of the nonperforming assets and the purchase of the HELOC pool closed on December 22, 2010.

On December 23, 2010, the Bank entered into an agreement to sell to Monterey I Holdings, LLC (Monterey) 546,375 shares of preferred stock for $16.4 million with a dividend yield of 9%. The noncumulative perpetual preferred stock was issued at the bank level and was required to be converted to preferred stock of the Company. The preferred stock may be converted to 819,564 shares of the Company’s common stock at the option of the buyer. In addition, the Company issued warrants to allow Monterey to purchase up to 300,000 shares of the Company’s common stock at 50% of the market value of the common stock on the date of exercise. The preferred stock contract settled on December 23, 2010.

Augusta and Monterey have elements of common ownership and are considered related parties. They are not related parties with respect to the Company or the Bank. Based on the relationship of the counterparties, timing, and other facts and circumstances surrounding the transactions, management has concluded that the transactions should be considered one transaction for financial reporting purposes.

Management determined that since there was significant noncash consideration transferred, the transactions should be properly recorded at fair value under the guidance at ASC 845-10. Also in accordance with ASC 845-10, the fair value of the assets received shall be used to measure the cost if that value is more clearly evident than the fair value of the asset surrendered. Management determined the fair value of a homogenous HELOC pool meeting specific credit quality criteria prepared by a qualified valuation professional with prior experience valuing similar loan pools is more clearly evident than the fair values of coastal residential real estate developments and other highly volatile real estate that secures the non-performing loans and preferred shares in a market with very few comparable equity transactions.

Accordingly, the Bank retained an outside valuation consulting firm to provide a valuation of the HELOC pool within the guidance at ASC 820-10. The Bank received the valuation on October 5, 2011. The report indicated the fair value of the $110.1 million HELOC pool to be approximately $100.0 million. The valuation was primarily based on discounted cash flows as projected based on the location of the underlying collateral and the current FICO score of the borrower. Based on the valuation report, credit losses on the pool are projected to be $3.1 million over the life of the pool.

Management’s Discussion and Analysis

A summary of assets received and consideration transferred at fair value and a description of how the item was valued is presented below (in thousands):

Fair Value received
HELOC pool, net of discount	$100,002
Credit enhancement	-
Interest receivable	386
Total FV received	$100,388

Fair Value of consideration paid
Non-performing loans	$(7,309)
Cash	(82,833)
Warrants	(300)
Preferred stock, net of discount	(9,604)
Total FV received	$(100,046)

Back interest on non-performing loans recorded in operations	$342

Due to uncertainty related to this transaction, the company has been unable to finalize the financial statements for 2010 until now.

Also, the Company has been unable to complete the filing of the 2010 Form 10-K or the March 31, June 30, or September 30, 2011, Forms 10-Q pending the resolution of this transaction. On June 24, 2011, the Company received notice of delisting by Nasdaq as a result of failure to timely file the 2010 Form 10-K.

Regulatory Actions

Effective June 14, 2010, the Company and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the North Carolina Commissioner of Banks (the “Commissioner”).

The Agreement is a formal corrective action pursuant to which the Bank has agreed to address specific issues set forth below, through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank.

Among other things, the Agreement requires the Bank to:

•	Retain an independent consultant acceptable to the Reserve Bank and the Commissioner to conduct a review of the effectiveness of the Bank’s corporate governance, board and management structure, to assess staffing needs and to prepare a written report of findings and recommendations;

•	Formulate a plan to strengthen board oversight of the management and operations of the Bank;

•	Formulate and implement a plan to strengthen credit risk management practices;

•	Formulate a plan for the ongoing review and grading of the Bank’s loan portfolio by a qualified independent party or by qualified staff that is independent of the Bank’s lending function;

•	Develop a plan to maintain sufficient capital at the Company, on a consolidated basis;

•	Not pay cash dividends without the prior written consent of the Reserve Bank and the Commissioner; and

•	Not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted).

The Company must furnish periodic progress reports to the Reserve Bank and the Commissioner regarding its compliance with the Agreement. The Agreement will remain in effect until modified or terminated by the Reserve Bank and the Commissioner.

This is a type of formal supervisory agreement with our primary federal banking regulator. The written agreement could, among other things, inhibit our ability to grow and pay dividends. In addition, we expect that this written agreement will require us to implement plans to improve our risk management and compliance systems, oversight functions, operating and financial management and capital plans. While subject to the written agreement, our management and board of directors has been required to focus considerable time and attention on taking corrective actions to comply with its terms. We anticipate that this will remain the case going forward, as long as the Written Agreement remains in effect. We may also be required to hire third-party consultants and advisers to assist us in complying with the written agreement. This could increase our non-interest expense and reduce our earnings. If we do not comply with the written agreement, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.

Management’s Discussion and Analysis

Effective November 29, 2011, the Company and the Bank entered into a Prompt Corrective Action Directive (the “Directive”) with the Board of Governors of the Federal Reserve System (the “Board of Governors”).

The Directive is a formal corrective action in which the Board of Governors has determined that, as of October 30, 2011, Waccamaw Bank is critically undercapitalized, as defined in section 208.43(b)(5) of Regulation H of the Board of Governors.

Among other things, the Directive requires the Bank no later than January 6, 2012 to:

•	Increase the Bank’s equity through the sale of shares or contributions to surplus in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H of the Board of Governors;

•	Enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution, closing under which contract is conditioned only on the receipt of necessary regulatory approvals, the continued accuracy of customary representations and warranties and the performance of customary pre-closing covenants;

•	Take other necessary measures to make the Bank adequately capitalized;

•	Restrict the making of any capital distributions, including, but not limited to, the payment of dividends;

•	Restrict the payment of bonuses to senior executive officers and increases in compensation of such officers; and

•	Restrict certain activities, including, but not limited to, making any material change in accounting methods and engaging in any covered transaction, as defined in section 23A of the Federal Reserve Act without the prior written approval of the FDIC.

Due to the recent favorable ruling by the Federal Reserve Board of Governors allowing a portion of the preferred stock to be regulatory capital, the Bank’s capital status at September 30, 2011, changed from critically undercapitalized to significantly undercapitalized. Although the Directive has not been terminated, the Company continues to take measures to make the Bank adequately capitalized through the sale of branches and selling stock through a private stock offering.

Based on unaudited financial information, as of December 31, 2011, the resulting bank regulatory capital ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are 4.96%, 3.08% and 2.08%, respectively. Based on these levels, the Bank is considered significantly undercapitalized.

Generally accepted accounting principles require that in the event of changes about the likelihood of realization of a deferred tax asset that results in the establishment of a deferred tax asset valuation allowance related to unrealized losses on available for sale investment securities, that valuation allowance be established through operation even thought the original deferred tax asset was established through other comprehensive income. The guidance on how to address this inconsistent treatment with respect to the calculation of regulatory capital is not well defined. Accordingly, the capital amounts and ratios in the table above include an adjustment related to establishment of such a deferred tax asset valuation. After this adjustment, regulatory capital as presented is the same amount as would be reported had the related deferred tax asset has not been recorded. Management has discussed this treatment with applicable bank regulators and management has not been informed that this treatment is incorrect. However, due to the lack of clear guidance, it is possible the regulators could conclude this adjustment is not appropriate. If that were the case, Tier 1 and total regulatory capital for December 31, 2011 would be reduced by $898,000 and the bank capital ratios would approximate the following:

2011

Total capital to risk weighted assets	1.93%
Tier 1 capital to risk weighted assets	2.85%
Tier 1 capital to average assets	4.73%

Management’s Discussion and Analysis

Going Concern Consideration

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

The substantial uncertainties throughout the economy and U.S. banking industry coupled with current market conditions have adversely affected the Company’s 2010 results and capital levels. The significant losses in 2010 and 2009, primarily related to credit losses and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the organization and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of capital sources, asset reductions, and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings.  An equity financing transaction would result in substantial dilution to the Company's current shareholders and could adversely affect the market price of the Company's common stock.  There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis.  Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

Both the parent company and the banking subsidiary actively manage liquidity and cash flow needs. The Company has suspended all dividends to shareholders indefinitely. At December 31, 2010, the Company had $35 million of cash and cash equivalents. The Company has no long-term debt maturing in 2011 and $15 million maturing in 2012.

Liquidity at the bank level is dependent upon the deposit franchise which funds 81% of the Company’s assets (or 57% excluding brokered CDs). The FDIC’s temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to the stable deposit base. All banks that have elected to participate in the Transaction Account Guarantee Program (“TAGP”) have the same FDIC insurance coverage. Potential loss of deposits would be a primary funding need in a liquidity crisis. Deposit balances which are not covered by FDIC insurance total approximately $16.0 million currently, and would increase to approximately $22.5 million without the benefit of the FDIC’s TAGP, currently scheduled to expire at December 31, 2013. Thus, the primary deposit-related liquidity risk relates to balances which are not insured. As of December 31, 2011, the Company has liquid assets of approximately $128 million to address liquidity needs in a crisis scenario. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash, but could be limited based on maximum interest rates that may be offered by banks that are not well capitalized.

In addition, certain borrowings, such as brokered CDs and FHLB advances, are dependent on various credit eligibility criteria which may be impacted by changes in the Company’s financial position and/or results of operations. Given the weakened economy and current market conditions, there is no assurance that the Company will be able to obtain new borrowings or issue additional equity on terms that are satisfactory.

During 2011, the Company continued to experience losses from operations primarily due to loan losses. Based on unaudited financial information, as of December 31, 2011 consolidated total assets are $561,120,907, equity is $(3,625,647), and net loss from operations is $18,725,248 for the year ended December 31, 2011. The resulting bank regulatory capital ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are 4.96%, 3.08% and 2.08%, respectively. Based on these levels, the Bank is considered significantly undercapitalized.

Generally accepted accounting principles require that in the event of changes about the likelihood of realization of a deferred tax asset that results in the establishment of a deferred tax asset valuation allowance related to unrealized losses on available for sale investment securities, that valuation allowance be established through operation even thought the original deferred tax asset was established through other comprehensive income. The guidance on how to address this inconsistent treatment with respect to the calculation of regulatory capital is not well defined. Accordingly, the capital amounts and ratios in the table above include an adjustment related to establishment of such a deferred tax asset valuation. After this adjustment, regulatory capital as presented is the same amount as would be reported had the related deferred tax asset has not been recorded. Management has discussed this treatment with applicable bank regulators and management has not been informed that this treatment is incorrect. However, due to the lack of clear guidance, it is possible the regulators could conclude this adjustment is not appropriate. If that were the case, Tier 1 and total regulatory capital for December 31, 2011 would be reduced by $898,000 and the bank capital ratios would approximate the following:

2011

Total capital to risk weighted assets	1.93%
Tier 1 capital to risk weighted assets	2.85%
Tier 1 capital to average assets	4.73%

Based on current capital levels and continued operating losses into 2012, management believes the Company will require additional capital to be able to remain viable at least through December 31, 2012. Management has implemented various strategies including a private stock offering and selling branches to provide this needed capital. In spite of management’s best efforts, there is no guarantee management will be successful in raising the additional capital. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s Discussion and Analysis

Overview

Waccamaw Bank (the “Bank”) began operations on September 2, 1997. The Bank operates by attracting deposits from the general public and using such deposit funds and other sources of funding, including borrowings, to make commercial and consumer loans as well as residential construction loans and permanent mortgage real estate loans and to make other permissible investments. Revenues are derived principally from interest on loans and investments. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income. Waccamaw Bankshares, Inc. (the “Company”) was formed during 2001 and acquired all the outstanding shares of the Bank on July 1, 2001.

The Company’s total assets were $548.2 million at December 31, 2010 as compared to $533.2 million at December 31, 2009. Total deposits at December 31, 2010 increased 4.9% from December 31, 2009, to $454.9 million. Total deposits were $433.5 million at December 31, 2009. The Bank’s net loans increased to $389.5 million at the end of 2010, an increase of $49.5 million over the 2009 amount of $340.0 million. The $49.5 million increase in loans was in part due to the purchase of a pool of residential mortgage home equity loans with a par value of $110 million, less discount of $10.1 million, or a fair value of $99.9 million. Investment securities were $67.5 million and $87.8 million at December 31, 2010 and 2009, respectively.

The Bank’s nonperforming loans increased significantly on a consecutive quarter basis in 2010 through lack of performance and the degradation of the portfolio has continued into 2011 and 2012. Unless the economy improves significantly, these asset quality issues and related costs are likely to continue to depress the Bank’s operating performance in 2011 and 2012. Continuing negative asset quality issues in 2010, 2011 and into 2012, could erode regulatory capital further.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 contain a summary of significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, investment impairment charges, goodwill impairment and asset impairment judgments, such as the recoverability of intangible assets, each involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas to be critical. The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ASC 420, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) ASC 310-10, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

Management’s Discussion and Analysis

The Company accounts for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized while intangible assets with an indefinite useful life are not amortized. Currently, the Company’s recognized intangible assets consist primarily of purchased core deposit intangible assets, having estimated useful lives of 10 years, which are being amortized. The useful life is the period over which the assets are expected to contribute directly or indirectly to future cash flows. Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

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

The Company evaluates the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

If an intangible asset that is being amortized is subsequently determined to have an indefinite useful life, the asset will be tested for impairment. That intangible asset will no longer be amortized and will be accounted for in the same manner as intangible assets that are not subject to amortization.

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820) discusses non-monetary exchanges in relation to the swap for the Company made for the sale non-performing loans and acquiring HELOC loans. Refer to Note 8 for additional accounting policies regarding this transaction.

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

Management’s Discussion and Analysis

Purchase Accounting

Loans

On September 30, 2010, the Bank entered into an agreement whereby the Bank would sell and Augusta Holdings, LLC (“Augusta”) would buy nonperforming real estate loans for the contractual pay-off amount (par value) of $11.2 million. The carrying value of these loans was $7.3 million as the carrying amounts had been reduced to reflect the fair value of the underlying collateral in measuring the impairment under the requirements of ASC 310-10-35. During the negotiations of this transaction, the Bank agreed to purchase from Augusta a home equity line of credit (HELOC) loan pool. The price of the pool was the amount of the aggregate principal balances (par value) of the loans in the pool, $110.1 million.

Preferred stock

On December 23, 2010, the Bank entered into an agreement to sell to Monterey I Holdings, LLC (Monterey) 546,375 shares of preferred stock for $16.4 million with a dividend yield of 9%. The noncumulative perpetual preferred stock was issued at the bank level and was required to be converted to preferred stock of the Company. The preferred stock may be converted to 819,564 shares of the Company’s common stock at the option of the buyer. In addition, the Company issued warrants to allow Monterey to purchase up to 300,000 shares of the Company’s common stock at 50% of the market value of the common stock on the date of exercise. The preferred stock contract settled on December 23, 2010.

Augusta and Monterey have elements of common ownership and are considered related parties. They are not related parties with respect to the Company or the Bank. Based on the relationship of the counterparties, timing, and other facts and circumstances surrounding the transactions, management has concluded that the transactions should be considered one transaction for financial reporting purposes.

Management determined that since there was significant noncash consideration transferred, the transactions should be properly recorded at fair value under the guidance at ASC 845-10. Also in accordance with ASC 845-10, the fair value of the assets received shall be used to measure the cost if that value is more clearly evident than the fair value of the asset surrendered. Management determined the fair value of a homogenous HELOC pool meeting specific credit quality criteria prepared by a qualified valuation professional with prior experience valuing similar loan pools is more clearly evident than the fair values of coastal residential real estate developments and other highly volatile real estate that secures the non-performing loans and preferred shares in a market with very few comparable equity transactions.

Accordingly, the Bank retained an outside valuation consulting firm to provide a valuation of the HELOC pool within the guidance at ASC 820-10. The Bank received the valuation on October 5, 2011. The report indicated the fair value of the $110.1 million HELOC pool to be approximately $100.0 million. The valuation was primarily based on discounted cash flows as projected based on the location of the underlying collateral and the current FICO score of the borrower. Based on the valuation report, credit losses on the pool are projected to be $3.1 million over the life of the pool.

Fair Value of the Transaction

A summary of assets received and consideration transferred at fair value and a description of how the item was valued is presented below (in thousands):

Fair Value received
HELOC pool, net of discount	$100,002
Credit enhancement	-
Interest receivable	386
Total FV received	$100,388

Fair Value of consideration paid
Non-performing loans	$(7,309)
Cash	(82,833)
Warrants	(300)
Preferred stock, net of discount	(9,604)
Total FV received	$(100,046)

Back interest on non-performing loans recorded in operations	$342

Management’s Discussion and Analysis

HELOC Pool - Fair value as determined by a valuation report prepared by an independent third party.

Credit Enhancement – The credit enhancement is unsecured and contractually not due to be settled until two years after the close of the transaction and then annually thereafter for the remaining three years. Due to concerns about the counterparty’s ability to honor the obligation of the credit enhancement, management has determined there is not sufficient evidence to support any value related to the credit enhancement. Accordingly, the credit enhancement has been determined to have no fair value. The Company also believes that the credit enhancement may be considered continuing involvement in the loans sold and may raise questions about whether or not a sale of these assets may recorded under generally accepted accounting principles. We will address this issue in the future by obtaining a legal opinion that addresses the isolation of the assets sold if we determine in the future that there is sufficient evidence to support a value related to the credit enhancement.

Interest Receivable – This is the interest receivable from the HELOC pool borrowers at the time if the transfer, valued at the actual amount of the accrual as of the date of closing.

Non-performing Loans – Fair value determined based on the value of the collateral underlying the individual loans as determined by recent outside appraisals.

Cash – This is the actual amount of net cash paid by the Bank for the pool.

Warrants – Valued based on management’s estimate.

Preferred stock – Fair value is based on the excess of the fair value of the assets received over the fair value of the assets and other instruments transferred to Augusta as part of the transaction.

HELOC Pool Discount

The HELOC pool value as determined by the valuation report resulted as discount to par of approximately $10.1 million. Based on the valuation report, management expects to have credit losses on the portfolio of $3.1 million. Accordingly, that amount of the discount will be used as a credit reserve to cover those losses. The reminder of the discount ($7 million) will be accreted into income over the expected life of the pool using the level yield method. Because the last transaction closed on December 23, 2010, no accretion was recorded during 2010. Management began accreting the discount during 2011.

Management’s Discussion and Analysis

	Net Interest Income and Average Balances (dollars in thousands)

	Periods Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expenses	Cost	Balance	Expenses	Cost	Balances	Expenses	Cost

Interest-earning assets:
Investment securities	$93,619	$3,424	3.66%	$92,344	$4,698	5.09%	$105,819	$6,327	5.98%
Federal funds sold	22,388	57	.26%	12,784	30	.24%	6,318	70	1.11%
Deposits with banks	62,236	124	.20%	8,323	47	.57%	1,999	32	1.60%
Loans, net[1,2]	322,255	17,076	5.30%	368,458	21,114	5.73%	376,747	24,056	6.39%
Total interest-earning assets	500,498	20,681		481,909	25,889		490,883	30,485

Yield on average interest-earning assets			4.13%			5.37%			6.21%

Noninterest-earning assets:
Cash	4,837			25,450			8,181
Premises and equipment	16,737			17,346			17,093
Interest receivable and other	42,494			33,913			23,311
Total noninterest-earning assets	64,068			76,709			48,585
Total assets	$564,566			$558,618			$539,468

Interest-bearing liabilities:
Demand deposits	$42,293	219	.52%	$35,775	175	.49%	$29,399	179	.61%
Savings deposits	113,244	1,216	1.07%	101,623	1,361	1.34%	76,580	1,843	2.41%
Time deposits	273,453	5,315	1.94%	270,669	7,726	2.85%	275,956	11,481	4.16%
Other short-term borrowings	6,739	128	1.89%	8,970	208	2.32%	22,644	764	3.37%
Long-term debt	70,714	2,881	4.07%	75,521	3,066	4.06%	65,250	2,667	4.09%
Total interest-bearing liabilities	506,443	9,759		492,558	12,536		469,829	16,934
Cost of average interest-bearing liabilities			1.93%			2.55%			3.60%

Noninterest-bearing liabilities:
Demand deposits	35,646			34,892			33,775
Interest payable and other	2,850			2,282			2,404
Total noninterest-bearing liabilities	38,496			37,174			36,179
Total liabilities	544,939			529,732			506,008

Stockholders' equity	19,627			28,886			33,460
Total liabilities and stockholders' equity	$564,566			$558,618			$539,468

Net interest income		$10,922			$13,353			$13,551

Net yield on interest-earning assets			2.18%			2.77%			2.76%

1       Average loan balances include nonaccrual loans.

2       Deferred loan fees are included in interest income.

Management’s Discussion and Analysis

Interest income during 2010 was $20.7 million, a decrease of 20.1% from the 2009 total of $25.9 million. Interest income for 2008 was $30.5 million. The decrease in net interest income can primarily be attributed to the decrease in loans and investments and the increase in interest bearings deposits with banks in 2010. Average earning assets were $500.5 million during 2010, a decrease of 3.9% from 2009. Average earning assets decreased 1.8% to $481.9 million during 2009 over the 2008 balance of $490.9 million. Yields on interest-earning assets during 2010, 2009, and 2008 were 4.1%, 5.4%, and 6.2%, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 5.3%, 5.7% and 6.4% during 2010, 2009, and 2008, respectively. Yields on loans decreased in 2010 primarily as a result of increases in non-accrual loans.

Interest expense was $9.8 million during 2010, a decrease of 22.0% over 2009. Interest expense in 2009 was $12.5 million, a decrease of 26.0% over 2008. The decrease in 2010 is a result of our deposits re-pricing in 2010 as average cost of funds decreased approximately 62 basis points from 2009. The decrease in 2009 over 2008 is due to average cost of funds decreasing approximately 100 basis points from 2008. The average rate paid on interest-bearing liabilities during 2010, 2009, and 2008 was 1.9%, 2.6%, and 3.6%, respectively.

Net interest income was $10.9 million during 2010, a decrease of 18.2% from 2009. During 2009 net interest income decreased to $13.4 million. Net interest income was $13.6 million in 2008. The decreases in net interest income in 2010 and 2009 can primarily be attributed to the decrease in loans and investments and the increase in interest bearing deposits with banks in 2010. Net interest margin during 2010, 2009, and 2008 was 2.2%, 2.8%, and 2.8%, respectively.

The effects of changes in volumes and rates on net interest income for 2010, 2009 and 2008 are shown in the table below.

Rate/Volume Variance Analysis (thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable to		Expense	Attributable to
	Variance	Rate	Volume	Variance	Rate	Volume
Interest-earning assets:
Loans	$(4,038)	$(1,516)	$(2,522)	$(2,942)	$(2,424)	$(518)
Investment securities	(1,274)	(1,340)	66	(1,629)	(879)	(750)
Deposits with banks	77	(8)	85	15	(4)	19
Federal funds sold	27	2	25	(40)	129	(169)
Total	(5,208)	(2,862)	(2,346)	(4,596)	(3,178)	(1,418)

Interest-bearing liabilities:
Demand deposits	44	-	44	(4)	-	(4)
Savings deposits	(145)	4	(149)	(482)	16	(498)
Time deposits	(2,411)	(2,490)	79	(3,755)	(1,521)	(2,234)
Short-term borrowings	(80)	(1)	(79)	(556)	(10)	(546)
Long-term debt	(185)	-	(185)	399	(1)	400
Total	(2,777)	(2,487)	(290)	(4,398)	(1,516)	(2,882)
Net interest income	$(2,431)	$(375)	$(2,056)	$(198)	$(1,662)	$1,464

1.	The variance in interest attributable to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.
2.	Balances of nonaccrual loans have been included for computational purposes.

Management’s Discussion and Analysis

Provision for Loan Losses

The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses at an appropriate level in light of the risk inherent in the Bank’s loan portfolio. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. An unallocated component is maintained to address uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

The provision for loan loss expense was $12,205,554, $16,579,908, and $2,990,096 during 2010, 2009, and 2008 respectively. The Bank's allowance for loan losses as a percentage of gross loans was 3.84%, 2.90% and 1.86% at the end of 2010, 2009, and 2008, respectively. Additional information regarding loan loss provisions is discussed below under the heading “Nonperforming and Problem Assets.”

Noninterest Income

Noninterest income consists of revenues generated from a variety of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds and fees charged for non-deposit services. Noninterest income also includes fees charged for various bank services such as safe deposit box rental fees and letter of credit fees. A portion of noninterest income may also be realized from gain on the sale of investment securities. Although the Bank generally follows a buy and hold philosophy with respect to investment securities, occasionally the need to sell some investment securities is created by changes in market rate conditions or by efforts to restructure the portfolio to improve the Bank's liquidity or interest rate risk positions.

Noninterest income totaled $6.7 million, $3.9 million, and $966,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Noninterest income increased in 2010 primarily due to increases in gains on sales of investment securities, an increase of $123,000 of ATM and check cashing fees and an increase of $25,000 in mortgage origination income. Service charges on deposit accounts were 41.3% of total noninterest income. Service charges tend to increase as the number of deposit accounts increases. The Bank's fee structure is reviewed annually to determine if adjustments to fees are warranted.

The Bank purchased life insurance for certain key employees in December 2004, March 2007, December 2007, June 2008, December 2008 and December 2010, providing $648,000, $741,000 and $548,000 of noninterest income for the years ended December 31, 2010, 2009 and 2008, respectively.

Management’s Discussion and Analysis

The sources of noninterest income for the past three years are summarized in the following table.

Sources of Noninterest Income (thousands)

	2010	2009	2008

Service charges on deposit accounts	$2,778	$3,023	$2,115
ATM and check cashing fees	998	875	755
Gain (loss) on sale of investment securities	1,593	(887)	98
Mortgage origination	378	380	353
Insurance commission	9	13	15
Income from financial services	102	139	264
Earnings on bank owned life insurance	648	741	548
Impairment of investment securities	-	(419)	(3,348)
Other	218	44	166
Total noninterest income	$6,724	$3,909	$966

Noninterest Expense

Noninterest expense for 2010, 2009, and 2008 was $17.0 million, $18.5 million and $15.4 million, respectively. The majority of the increase in noninterest expense for 2010 can be attributed primarily to write-downs or losses on foreclosed assets of $1.7 million in 2010, $776,000 in 2009 and with no expense in 2008 and regulatory agency expense of $1.8 million in 2010, $1.3 million in 2009 and $389,000 in 2008.

Total personnel expenses, the largest component of noninterest expense, were $6.3 million, $7.1 million and $8.2 million during 2010, 2009 and 2008, respectively. Personnel expenses decreased 11.7% during 2010 and decreased 13.0% during 2009. Substantially all of the decrease in 2010 resulted from cost cutting initiatives in salaries and employee benefits.

Combined occupancy and furniture and equipment expense was $2.1 million, $2.1 million and $2.0 million, or 12.0%, 11.3% and 13.1% of noninterest expense during 2010, 2009 and 2008, respectively. Professional services expense, including fees paid to attorneys, independent auditors and consultants was $1.2 million, $853,000, and $490,000 in 2010, 2009 and 2008, respectively. The increase in 2010 can be mostly attributed to legal fees related to efforts to collect principal and interest from borrowers and guarantors on various outstanding loans.

Advertising and public relations expense decreased to $261,000 in 2010 from $311,000 in 2009 as these expenses were reduced as the result of cost cutting initiatives to marketing expenses in 2010. Data processing and credit card processing fees totaled $1.1 million, $1.2 million and $1.3 million during 2010, 2009 and 2008, respectively. These fees relate directly to the number of accounts serviced and transactions processed.

In 2010 and 2009, losses on other real estate owned were written down to fair value. There were no expenses in 2008 related to fair value write-downs of other real estate owned.

Total regulatory expense from FDIC deposit insurance assessments increased to $1.8 million in 2010 from $1.3 million in 2009 and $389,000 in 2008.

The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 107%, 107% and 111% in 2010, 2009, and 2008, respectively. The primary elements of noninterest expense for the fiscal years ended December 31, 2010, 2009, and 2008 are summarized in the following table.

Management’s Discussion and Analysis

Sources of Noninterest Expense (thousands)

	2010	2009	2008

Salaries and wages	$5,722	$6,328	$6,838
Employee benefits	570	802	1,359
Total personnel expense	6,292	7,130	8,197

Occupancy expense	1,473	1,513	1,435
Furniture and equipment	585	584	577
Printing and supplies	96	96	157
Professional services	1,158	853	490
Postage and office supplies	147	155	153
Telephone	175	178	180
Dues and subscriptions	87	77	61
Education and seminars	34	32	92
Franchise and local taxes	88	94	117
Foreclosed assets, net	2,504	776	-
Advertising and public relations	261	311	705
Regulatory agency expense	1,643	1,293	389
Director fees	-	-	133
Data processing services	1,134	1,175	1,307
Amortization of deposit premium	90	191	286
Goodwill impairment charge	-	2,727	-
Other operating expense	1,223	1,330	1,118
Total noninterest expenses	$16,990	$18,515	$15,397

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

Income tax expense (benefit) was $3,688,212, $(3,628,000) and $(1,827,000) for 2010, 2009 and 2008, respectively. There were no net deferred income tax assets at December 31, 2010 and net deferred income tax assets of approximately $3,195,000 and $6,994,000 at December 31, 2009 and 2008, respectively which were included in other assets. At December 31, 2010 and 2009, $12,548,053 and $3,652,000 respectively, was placed in a valuation allowance established on net deferred tax assets as discussed in Note 18 of “Notes to Consolidated Financial Statements”. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using “a more likely than not” standard that the tax position will be realized or sustained upon examination. The Company’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. At December 31, 2010, the Company’s management believes that it is not likely it will be able to realize its net deferred tax assets.

The Bank’s deferred income tax benefits and liabilities are the result of temporary differences in provisions for loan losses, depreciation, amortization of deposit premiums, deferred income, impairment of equity securities and investment security discount accretion.

Management’s Discussion and Analysis

The cumulative loss incurred by the Company in 2008, 2009 and 2010 was the primary negative factor considered by management. Additionally general economic conditions in the Company’s primary markets and the potential for ongoing weakening asset quality were also evaluated as potential negative factors.

Earning Assets

Average earning assets were $500.5 million during 2010, an increase of 2.0% from 2009. Average earning assets were $481.9 million in 2009, a decrease of 1.8% over the $490.9 million balance for 2008. Total average earning assets represented 88.7%, 86.3%, and 91.0% of total average assets during the years ended December 31, 2010, 2009 and 2008, respectively. A summary of average assets is shown in the following table.

Average Asset Mix (dollars in thousands)

	2010		2009		2008
	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
Earning assets:
Loans, net	$322,255	57.08%	$368,458	65.96%	$376,747	69.84%
Investment securities	93,619	16.58%	92,344	16.53%	105,819	19.61%
Federal funds sold	22,388	3.97%	12,784	2.29%	6,318	1.17%
Deposits with banks	62,236	11.02%	8,323	1.49%	1,999	.37%
Total earning assets	$500,498	88.65%	$481,909	86.27%	$490,883	90.99%

Nonearning assets:
Cash and due from banks	4,837	.86%	25,450	4.55%	8,181	1.52%
Premises and equipment	16,737	2.96%	17,346	3.11%	17,093	3.17%
Other assets	42,494	7.53%	33,913	6.07%	23,311	4.32%
Total nonearning assets	64,068	11.35%	76,709	13.73%	48,585	9.01%
Total assets	$564,566	100.00%	$558,618	100.00%	$539,468	100.00%

Loans

The Bank makes both consumer and commercial loans to borrowers within its market area, including low- and moderate-income areas. The Bank’s market area is generally defined to be all of Columbus, Brunswick, Bladen and New Hanover counties of North Carolina and Lancaster and Horry counties of South Carolina. The Bank emphasizes consumer based installment loans, commercial loans to small and medium sized businesses and real estate loans.

Management’s Discussion and Analysis

A significant portion of the loan portfolio is made up of loans secured by various types of real estate. Real estate loans represented 90.2%, 86.3%, and 83.6% of total loans at December 31, 2010, 2009, and 2008, respectively. Total loans secured by one-to-four family residential properties represented 45.5%, 22.8% and 21.7% of total loans at the end of 2010, 2009 and 2008, respectively. Loans for commercial and business purposes were $26.1 million, $32.5 million and $43.0 million, or 6.4%, 9.3% and 11.1% of total loans outstanding at December 31, 2010, 2009 and 2008, respectively.

The amounts of gross loans outstanding by type at December 31, 2010 through 2006 are shown in the following table.

Loan Portfolio Summary (thousands)

	2010	2009	2008	2007	2006

Construction and development	$81,087	$121,838	$125,878	$121,760	$109,036
Farmland	2,494	2,473	3,343	3,806	2,412
1-4 family residential	184,218	80,071	83,734	75,671	64,475
Multifamily residential	8,946	9,879	11,802	3,670	3,650
Nonfarm, nonresidential	88,912	88,197	98,438	93,222	73,529
Total real estate	365,657	302,458	323,195	298,129	253,102

Agricultural	402	563	654	671	675
Commercial and industrial	26,134	32,551	42,958	43,617	48,858
Consumer	12,712	13,380	17,217	13,950	13,172
Other	328	1,512	2,432	4,610	1,783
Total	$405,233	$350,464	$386,456	$360,977	$317,590

The maturity/re-pricing distributions of loans as of December 31, 2010 are set forth in the following table.

Maturity Schedule of Loans (dollars in thousands)

	Commercial	Construction
	and	and		Total
	Industrial	Development	Others	Amount	Percent

Three months or less	$8,115	$25,247	$71,165	$104,527	25.79%
Over three months to twelve months	3,436	10,690	16,651	30,777	7.60%
Over one year to five years	11,990	37,301	67,012	116,303	28.70%
Over five years	2,593	7,849	143,184	153,626	37.91%
Total loans	$26,134	$81,087	$298,012	$405,233	100.00%

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

Management’s Discussion and Analysis

The Company attempts to manage the investment portfolio in a conservative manner with virtually all investments taking the form of purchases of government sponsored enterprises, corporate securities, municipal securities, and mortgage-backed securities. Management views the investment portfolio as a source of income, and purchases securities with that objective in mind.

However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to mitigate interest rate risk. Therefore, management may sell certain securities prior to their maturity.

The following table presents the investment portfolio by major types of investments and maturity ranges. Maturities may differ from scheduled maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity.

Investment Securities (dollars in thousands)

	December 31, 2010
	Amortized Cost Due
		After One	After Five
	In One Yr.	Through	Through	After Ten		Fair
	Or Less	Five Years	Ten Years	Years	Total	Value

Investment securities
Municipal securities	-	-	-	7,371	7,371	6,181
Corporate securities	2,000	-	-	2,235	4,235	3,399
Single issue trust preferred securities	-	1,002	-	5,476	6,478	5,067
Mortgage-backed securities	-	-	30	53,153	53,183	52,840
Total	$2,000	$1,002	$30	$68,235	$71,267	$67,487

Weighted average yields
Municipal securities	-%	-%	-%	4.38%		4.38%
Corporate securities	1.83%	-%	-%	7.63%		4.89%
Single issue trust preferred securities	-%	6.75%	-%	4.61%		4.94%
Mortgage-backed securities	-%	-%	2.40%	2.46%		2.46%
Consolidated	1.83%	6.75%	2.40%	3.01%		3.03%

Management’s Discussion and Analysis

	2009
	Book	Fair
	Value	Value
Investment securities
Municipal securities	13,083	12,075
Corporate securities	5,618	4,502
Single issue trust preferred securities	12,090	10,552
Pooled trust preferred securities	134	82
Mortgage-backed securities	61,167	60,558
Total	$92,092	$87,769

The interest rate environment and the need for liquidity resulted in an annualized average yield on the investment portfolio of 3.5%, 5.1%, and 6.0% during 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, the market value of the investment portfolio was $67.5 million, $87.8 million, and $87.4 million, respectively. Amortized cost was $71.3 million, $92.1 million, and $96.7 million. The investment portfolio was restructured in 2010, as municipal securities, corporate securities and single issue trust preferred securities were replaced with mortgage-backed securities in an attempt to reduce risk on the balance sheet.

Federal Funds Sold

Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. However, because of the flat yield curve and the need to maintain liquidity, management maintained a significant amount of federal funds during the past three years. At December 31, 2010 and December 31, 2009, federal funds sold were $2.2 million and $21.3 million, respectively.

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and other investments. More specifically, core deposits (total deposits less time deposits in denominations of $100,000 or more) are the primary funding source.

The size of the Bank's balance sheet is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by investing in loans or the investment portfolio. Market conditions have resulted in depositors shopping for better deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank's management must continuously monitor market pricing, competitors’ rates, and internal interest rate spreads to maintain the Bank’s growth and achieve profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Bank.

Average total deposits were $464.6 million during 2010. This is an increase of 11.8% over 2009. Average total deposits were $443.0 million for the year ended December 31, 2009, an increase of 6.6% over 2008. The majority of those deposits were core deposits. The percentage of the Bank's average deposits that were interest bearing in 2010 was 92.3%, 92.1% in 2009 and 91.9% in 2008. Average demand deposits which earn no interest were $35.6 million, $34.9 million and $33.8 million for the periods ended December 31, 2010, 2009 and 2008, respectively.

Management’s Discussion and Analysis

Management’s strategy has been to support loan and investment growth with core deposits and not to aggressively solicit more volatile, large denomination certificates of deposit. Large denomination certificates of deposit can be particularly sensitive to changes in interest rates. Management considers these deposits to be volatile and, in order to minimize liquidity and interest rate risks, invests these funds in short-term investments.

Average deposits and related average rates paid for the periods ended December 31, 2010, 2009, and 2008 are summarized in the following table.

Average Deposit Mix (dollars in thousands)

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Interest bearing deposits:
Demand accounts	$42,293	.52%	$35,775	.49%	$29,399	.61%
Money market	100,688	1.14	91,071	1.42	67,749	2.57
Savings	12,556	.55	10,552	.65	8,831	1.12
Time deposit	273,453	1.94	270,669	4.16	275,956	4.16
Total interest bearing deposits	428,990	1.57	408,067	2.27	381,935	3.54

Noninterest bearing demand deposits	35,646		34,892		33,775
Total deposits	$464,636		$442,959		$415,710

The following table provides maturity information relating to time deposits of $100,000 or more at December 31, 2010.

Large Time Deposit Maturities, (dollars in thousands)

Remaining maturity of three months or less	$42,803
Remaining maturity over three through twelve months	80,539
Remaining maturity over twelve months	63,820
Total time deposits of $100,000 or more	$187,162

Securities Sold Under Agreements to Repurchase

Other borrowed funds consisting of securities sold under agreements to repurchase and federal funds purchased were $19.8 million, $20.6 million and $23.8 million at December 31, 2010, 2009 and 2008, respectively. Average short-term debt was $6.7 million, $8.9 million and $22.6 million during 2010, 2009 and 2008, respectively. The related interest expense was $127,511, $208,032 and $763,493 during 2010, 2009 and 2008, respectively.

Other Short-term Borrowings

There was one fixed rate FHLB advance of $5,000,000 at December 31, 2010 and one fixed rate FHLB advance of $2,500,000 at December 31, 2009. Also included in other short-term borrowings was a $900,000 facility which is funded by AloStar Bank of Commerce that will mature on July 1, 2020 at a 5.00% lending rate.

Management’s Discussion and Analysis

Long-term Debt

As a member of the Federal Home Loan Bank of Atlanta, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances. At December 31, 2010 and 2009, advances of $35.0 million and $40.0 million, respectively, were outstanding. The average amount outstanding during 2010 and 2009 was $40.2 million and $40.2 million, respectively. Approximately $19.0 million in 1-4 family residential loans, $12.2 million in commercial real estate loans, $7.2 million in home equity line of credit loans and $5.2 million in securities were pledged as collateral for the FHLB advances at December 31, 2010.

Maturity Date	Advance	Rate

07/17/12	9,000,000	Fixed at 4.48%
09/04/12	6,000,000	Fixed at 4.00%
09/03/13	6,000,000	Fixed at 4.15%
12/02/13	5,000,000	Fixed at 4.39%
09/29/15	4,000,000	Fixed at 4.06%
04/22/19	5,000,000	Fixed at 4.75%
	$35,000,000

On June 27, 2008, Waccamaw Bank, sold in a private placement to qualified institutional investors, an aggregate of $3,000,000 of subordinated notes that will mature on July 1, 2015 at 3 month LIBOR plus 350 basis points.

Capital

Stockholders’ equity was $14.1 million at December 31, 2010. This was a 17.6% decrease from the $17.2 million at the end of 2009. Average stockholders' equity as a percentage of average total assets was 3.5%, 5.2% and 6.2% for 2010, 2009, and 2008, respectively.

On March 31, 2011, the Company issued 546,375 shares of fixed rate noncumulative perpetual preferred stock, series B (the “Series B Preferred Stock”), to Monterey I Holdings, LLC. The Series B Preferred Stock was issued in exchange for 546,375 outstanding shares of fixed rate noncumulative perpetual preferred stock, series A, of the Company’s wholly owned subsidiary, Waccamaw Bank (the “Bank”). The shares of the Bank’s series A preferred stock were held by Monterey Holdings prior to the exchange and were originally issued to Monterey Holdings by the Bank pursuant to a subscription offer agreement dated December 23, 2010, whereby Monterey Holdings purchased 546,375 shares of the Bank’s series A preferred stock and a warrant covering 300,000 shares of the Company’s common stock for an aggregate contract price of $16,392,266. A discount against the fixed rate noncumulative perpetual preferred stock, Series A was taken in the amount of $6,944,605 at December 31, 2010.

The Company completed a rights offering on August 3, 2010 of shares of the Company’s common stock at a price per share of $1.25. The shares of common stock were offered for sale to the holders of record of the Company’s common stock as of the close of business on May 14, 2010. The offering raised $2,394,000 less expenses of $540,000 of additional capital through the sale of 1,915,041 shares of common stock.

Management’s Discussion and Analysis

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2010, the Company’s Tier 1 risk-weighted capital ratio and total capital ratio were 6.7% and 7.5%, respectively.

The Bank also has capital ratio constraints with which to comply. These ratios are slightly different than those required at the parent company level. At December 31, 2010, the Bank’s capital ratios were as follows: Tier 1 leverage ratio, 5.4%, Tier 1 risk-based capital ratio, 6.9% and total risk-based ratio, 8.8%. At December 31, 2010, these capital ratios classified the Bank as “adequately capitalized” in accordance with the FDIC’s regulatory capital rules. The Company’s and Bank’s actual capital amounts and ratios are presented at December 31, 2010 in the following table.

Capital Requirements (dollars in thousands)

Waccamaw Bankshares, Inc.

			Risk-based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$29,795	5.27%	$29,795	6.70%	$33,512	7.54%
Well Capitalized	28,222	5.00%	33,866	6.00%	44,443	10.00%

Waccamaw Bank

			Risk-based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$30,578	5.42%	$30,578	6.89%	$39,153	8.82%
Well Capitalized	28,192	5.00%	33,830	6.00%	44,375	10.00%

(1)	Percentage of total adjusted average assets. The Federal Reserve Board (“FRB”) minimum leverage ratio requirement is 4 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Company of any specific requirements applicable to it.
(2)	Percentage of risk-weighted assets.

Based on unaudited financial information, as of December 31, 2011, the resulting bank regulatory capital ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are 4.96%, 3.08% and 2.08%, respectively. Based on these levels, the Bank is considered significantly undercapitalized.

Generally accepted accounting principles require that in the event of changes about the likelihood of realization of a deferred tax asset that results in the establishment of a deferred tax asset valuation allowance related to unrealized losses on available for sale investment securities, that valuation allowance be established through operation even thought the original deferred tax asset was established through other comprehensive income. The guidance on how to address this inconsistent treatment with respect to the calculation of regulatory capital is not well defined. Accordingly, the capital amounts and ratios in the table above include an adjustment related to establishment of such a deferred tax asset valuation. After this adjustment, regulatory capital as presented is the same amount as would be reported had the related deferred tax asset has not been recorded. Management has discussed this treatment with applicable bank regulators and management has not been informed that this treatment is incorrect. However, due to the lack of clear guidance, it is possible the regulators could conclude this adjustment is not appropriate. If that were the case, Tier 1 and total regulatory capital for December 31, 2011 and December 31, 2010 would be reduced by $1,457,000 and $898,000, respectively and the bank capital ratios would approximate the following:

	2011	2010

Total capital to risk weighted assets	1.93%	5.16%
Tier 1 capital to risk weighted assets	2.85%	6.56%
Tier 1 capital to average assets	4.73%	8.49%

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

Management’s Discussion and Analysis

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in the following table.

Allowance for Loan Losses (dollars in thousands)

	2010	2009	2008	2007	2006

Balance at beginning of period	$10,149	$7,188	$5,386	$4,886	$3,939
Charge-offs:
Construction loans	(4,320)	(6,881)	(492)	(86)	-
Commercial and industrial loans	(330)	(1,847)	(231)	(1)	(500)
Consumer and other	(2,224)	(4,983)	(476)	(201)	(85)
Total charge-offs	(6,874)	(13,711)	(1,199)	(288)	(585)
Recoveries:
Construction loans	40	(55)	-	379	-
Commercial and industrial loans	8	4	4	-	-
Consumer and other	12	143	7	23	36
Total recoveries	60	92	11	402	36

Net charge-offs	(6,814)	(13,619)	(1,188)	114	(549)

Allowance purchased from The Bank of Heath Springs	-	-	-	-	46

Provision for loan losses	12,206	16,580	2,990	386	1,450

Balance at the end of the year	$15,541	$10,149	$7,188	$5,386	$4,886

Total loans outstanding at year-end	$405,233	$350,464	$386,456	$360,977	$317,590

Average net loans outstanding for the year	$322,255	$368,458	$376,747	$332,451	$279,625

Allowance for loan losses to loans outstanding	3.84%	2.90%	1.86%	1.49%	1.54%
Ratio of net loan charge-offs to average loans outstanding	2.11%	3.70%	.32%	(0.03)%	0.20%

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

Allowance for Loan Losses by Category (dollars in thousands)

	2010		2009		2008		2007		2006
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)_

Construction and development	$7,665	49.32	$3,556	35.04	$2,341	32.57	$1,936	33.73	$1,766	34.33
Farmland	66	.43	70	.69	62	.86	61	1.05	39	.76
1-4 family residential	1,405	9.04	2,282	22.48	1,557	21.67	1,059	20.96	954	20.30
Multifamily residential	1,676	10.78	327	3.22	220	3.05	42	1.02	42	1.15
Nonfarm, nonresidential	2,911	18.73	2,533	24.96	1,831	25.47	1,399	25.82	1,176	23.15
Total real estate	13,723	88.30	8,768	86.39	6,011	83.62	4,497	82.58	3,977	79.69

Agricultural	16	.10	16	.16	12	.17	10	.19	10	.22
Commercial and industrial	1,563	10.06	943	9.29	800	11.13	593	12.09	664	15.38
Consumer	105	.68	380	3.74	320	4.45	226	3.86	212	4.15
Other	134	.86	42	.42	45	.63	60	1.28	23	.56
Total	$15,541	100.00	$10,149	100.00	$7,188	100.00	$5,386	100.00	$4,886	100.00

(1)	Represents the percentage of loans in each category to total loans outstanding.

Management’s Discussion and Analysis

Real estate prices, general economic trends, and various other factors can greatly affect loan losses and no assurances can be made about future losses. It is management’s assessment that the allowance for loan losses as of December 31, 2010 was appropriate in light of the risk inherent within the Company’s loan portfolio.

The following table sets forth information about the Bank’s nonperforming assets.

Nonperforming Assets (dollars in thousands)

	2010	2009	2008	2007	2006

Nonaccrual loans	$39,841	$21,440	$15,633	$1,534	$1,181
Loans past due 90 days or more and still accruing interest	2,924	1,409	1,451	2,608	340
Total nonperforming loans	42,765	22,849	17,084	4,142	1,521

Other real estate and repossessed personal property	9,594	5,015	963	340	32
Total nonperforming assets	$52,359	$27,864	$18,047	$4,482	$1,553

Nonperforming assets as a percentage of:
Total assets	9.55%	5.23%	3.36%	.88%	.39%
Total loans	12.93%	7.96%	4.67%	1.24%	.49%

Asset Quality

At December 31, 2010, the Company had approximately $11.0 million in loans that were 30-89 days past due. This represented 2.72% of gross loans outstanding on that date. This is a decrease from December 31, 2009 when there were approximately $26.3 million in loans that were 30-89 days past due, or 7.50% of gross loans outstanding. At December 31, 2008 there were approximately $8.0 million in loans that were 30-89 days past due, or 2.07% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans increased $18.4 million to $39.8 million at December 31, 2010 compared to $21.4 million at December 31, 2009, primarily as a result of 8 loan relationships of $1 million or more totaling $17.5 million that were reclassified from past due status to non-accrual. Non-accrual loans totaled $15.6 million at December 31, 2008. The Company had ten loans that were considered troubled debt restructured loans which totaled $3,576,818 at December 31, 2010.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 378 basis points from 6.78% at December 31, 2009 to 10.56% at December 31, 2010. The percentage of non-performing loans at December 31, 2008 was 4.02%.

At December 31, 2010, there were $52.7 million of loans that were reviewed for individual impairment under ASC 310-10. $28.4 million of these loans required a specific reserve of $6.2 million. At December 31, 2009, $41.6 million in loans were classified as impaired. None of these impaired loans required a specific reserve at December 31, 2009. At December 31, 2008, $25.2 million in loans were classified as impaired of which $22.8 million required a specific reserve of $3.6 million. The allowance for loan losses was $15.5 million at December 31, 2010, or 3.84% of gross loans outstanding. This is an increase of 94 basis points from the 2.90% of gross loans at December 31, 2009. The allowance for loans losses was $7.2 million at December 31, 2008. The allowance for loan losses at December 31, 2010 represented 29.51% of impaired loans compared to 24.41% at December 31, 2009. The allowance for loans losses at December 31, 2008 represented 28.49% of impaired loans. This increase in the allowance for 2010 resulted from provisions for loan losses of $12.2 million, offset by net charge-offs of $6.8 million. Most of the loans charged-off in 2010 were classified as impaired at December 31, 2010. It is management’s assessment that the allowance for loan losses as of December 31, 2010 was appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

Management’s Discussion and Analysis

At December 31, 2010 there were potential problem loans of $24.4 million classified as special mention loans. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

The total non-performing assets, (non-accrual loans, loans greater than 90 days past due and still accruing and other real estate owned), at December 31, 2010, December 31, 2009 and December 31, 2008 were $52.4 million, $27.9 million and $18.0 million, respectively. The allowance for loan losses at December 31, 2010 represented 29.7% of non-performing assets compared to 36.4% at December 31, 2009.

Since 2007, the allowance for loan losses model had been modified and refined. The previous method included a ASC 450 component that incorporated a risk grade assessment that was primarily based on peer group averages. In response to changes in the economic environment, in early 2008, the Bank implemented a new allowance for loan losses model, developed by a vendor with expertise in credit risk monitoring. The new model incorporates a ASC 450 component that builds upon actual historical losses by call report code, adjusted for certain environmental changes in the lending environment.

Additional information is as follows:

	2010	2009	2008

Impaired loans	$52,658,648	$41,575,130	$25,227,758
Unimpaired loans	352,358,075	308,594,595	360,843,112
Gross loans	$405,016,723	$350,169,725	$386,070,870

Specific reserve on impaired loans	$6,191,765	$-	$3,586,786
Reserve related to ASC 450	9,349,523	10,148,927	3,601,195
Total allowance for loan losses	$15,541,288	$10,148,927	$7,187,981

Allowance to gross loans	3.84%	2.90%	1.86%
Specific reserve to impaired loans	11.76%	-	14.22%
ASC 450 reserves to unimpaired loans	2.65%	3.29%	1.00%

The table on the following page presents certain information regarding the significant credit relationships that make up the majority of the non-accrual and impaired loans in our portfolio as of December 31, 2010.

Management’s Discussion and Analysis

Loan Customer Type	Loan Amount	Loan Type	Reserve $	As of Date	Previous Charge- off	Regulatory Classification	Status	Initial Impairment	Valuation	Appraisal Date	Valuation Basis	Loan Origination	Past due Counters (30/60/90)

Residential A&D	$4,639,903	1A2	268,903	1/16/2011	0	Substandard	NA*		$4,371,000	6/15/2009	FV	8/1/2006 12/20/2007	4/1/1 2/1/1

Residential A&D	$4,031,543	1A2	0	10/28/2010	0	Substandard	NA		$4,699,200	10/1/2010	FV	7/9/2007	4/1/1

Residential A&D	$3,330,299	1A2	0	12/13/2010	347,266	Substandard	NA		$3,789,610	6/15/10 3/29/10	FV	10/31/2008	1/0/0

Hotels (3)	$2,994,264	1D	0	9/9/2010	0	Substandard	NA		$4,393,967	9/3/2008	FV	9/14/2005	16/1/1

Hardwood flooring manufacturer	$2,548,375	1E1	0	9/13/2010	725,000	Substandard	NA		$2,548,375	4/24/2009	FV	8/9/2006 1/16/2007	2/0/0

Commercial income producing	$2,107,879	1E2	0	10/21/2010	0	Substandard	NA		$2,089,032	1/31/2009	FV	3/25/2003 2/18/2009	7/2/1 4/2/2

Residential A&D	$1,554,805	1E2	0	12/13/2010	8,555	Substandard			$1,564,375	7/15/2008	FV	6/28/2004	11/4/1

Wrecker service	$1,354,944	1C2A	0	9/9/2010	0	Substandard	Accrual		$1,465,782	6/1/2005 3/1/2008	FV	3/11/2005	35/0/0

Residential A&D	$1,235,684	1A2	610,884	12/27/2010	0	Substandard	NA		$624,800	4/29/2010	FV	1/17/2008	10/1/1

Individual	$1,061,887	1C2A	6,765	10/20/2010	0	Special Mention	Accrual		$1,055,122	1/11/2010 12/7/2009	FV	11/8/2007	2/0/0

Residential A&D	$1,029,628	1A2	0	1/16/2011	0	Substandard	Accrual		$1,333,679	1/11/10 12/7/09	FV	7/31/2009	11/1/00

Residential A&D	$1,010,411	1A2	0	10/22/2010	0	Substandard	Accrual		$1,665,280	12/23/2010	FV	12/28/2008	0/0/0

Residential A&D	$1,002,500	1A2	0	9/9/2010	0	Substandard	NA		$1,585,300	2/1/2008	FV	8/25/2003	9/2/1

Commercial income producing	$963,330	1E2	0	9/9/2010	0	Substandard	Accrual		$1,315,250	1/10/2010	FV	7/9/2007	4/0/0

Residential A&D	$938,846	1A2	283,063	10/19/2010	16,043	Substandard	NA		$655,783	3/29/2010	FV	8/15/2006 4/24/2007	10/5/0

Day Care	$904,170	1E1	25,320	10/20/2010	0	Substandard	Accrual		$878,850	12/28/2009	FV	4/7/2005	5/0/0

Residential A&D	$887,980	1D	0	12/13/2010	324,000	Substandard	NA		$887,980	6/7/2010	FV	6/26/2010	0/0/0

Residential A&D	$869,465	1A2	0	9/9/2010	0	Substandard	NA		$1,989,784	1/15/2009	FV	3/17/2006	7/2/1

Tile flooring operation	$825,847	1E2	0	9/13/2010	126,527	Substandard	NA		$840,000	7/15/2009	FV	4/10/2007	3/5/3

* Nonaccrual.

Management’s Discussion and Analysis

The Bank’s allowance for loan and lease losses methodology involves the following: First, the Bank evaluates loans and relationships greater than $500,000 which are in non-performing status (non-accrual, greater than 90 days still accruing, etc.) or otherwise deemed to be impaired for individual impairment under ASC 310-10. Further, individual impairment is calculated for any loan, regardless of size, if classified as a Troubled Debt Restructure. Once the ASC 310-10 analysis is completed, the valuation is reviewed for required specific reserve adjustment at least quarterly. On large or complex credits (generally those in excess of $1,000,000), the Bank obtains a liquidation or quick-sale appraisal at the initial impairment determination and adjusts the specific reserve upon receipt and review of the appraisal. Generally, the Bank obtains an updated appraisal on such properties annually. On smaller credits, the decision to pay for an in-debt appraisal is made on a case-by-case basis. In cases where such an updated appraisal is not obtained, the Bank may elect to apply a discount to the most recent appraisal obtained for the property in question. This discount is based on changes in value observed from appraisals on similar properties and knowledge about recent sales of similar properties. Again, these evaluations are reviewed quarterly.

Loans evaluated under ASC 310-10 are removed from the ASC 450 general loan classifications, to avoid double reserving. Our ALLL model breaks ASC 450 down into two parts: reserves based upon historical losses (adjusted to account for current economic outlook or other factors), risk grade or past due status, years to impairment, and an “unallocated” section based on observations of general economic conditions, local unemployment figures, GDP trends, or other quantitative or qualitative factors.

Liquidity and Sensitivity

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash in order to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management attempts to mitigate the effects of interest rate changes on assets that earn interest against liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

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

At December 31, 2010, the Bank was cumulatively asset-sensitive (earning assets subject to interest rate changes exceeded interest-bearing liabilities subject to changes in interest rates). Demand, savings and money market accounts re-pricing within three months totaled $153.4 million. Historically, these short-term deposits are not as rate sensitive as other types of interest-bearing deposits. The Bank is asset sensitive in the three month or less time period, with the four to twelve months time period being liability-sensitive, the thirteen to sixty months time period being asset-sensitive and the over sixty months time period being asset-sensitive.

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

Management’s Discussion and Analysis

Mortgage backed securities are shown based on their contractual maturity but tend to be repaid earlier. Repurchase agreements with a put feature are shown in the re-pricing period in which the structure may be put back to the Bank.

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

Interest Rate Sensitivity (dollars in thousands)

	December 31, 2010
	Maturities/Re-pricing
	1-3	4-12	13-60	Over 60
	Months	Months	Months	Months	Total
Earning assets:
Loans	$104,527	$30,777	$116,303	$153,626	$405,233
Investments	-	1,985	993	68,269	71,247
Federal funds sold	2,210	-	-	-	2,210
Deposits with banks	28,080	-	-	-	28,080
Total	134,817	32,762	117,296	221,895	506,770

Interest-bearing liabilities:
Demand accounts	46,482	-	-	-	46,482
Savings and money market	106,906	-	-	-	106,906
Time deposits	63,803	127,255	75,146	-	266,204
Repurchase agreements and purchased funds	2,776	-	10,000	7,000	19,776
Other short-term borrowings	900	5,000	-	-	5,900
Long-term debt	-	-	26,000	12,000	38,000
Subordinated debentures	12,372	-	-	-	12,372
Total	233,239	132,255	111,146	19,000	495,640
Interest rate gap	$(98,422)	$(99,493)	$6,150	$202,895	$11,130

Cumulative interest sensitivity gap	$(98,422)	$(197,915)	$(191,765)	$11,130

Ratio of sensitivity gap to total earnings assets	(19.42)%	(19.63)%	1.21%	40.04%	2.20%
Cumulative ratio of sensitivity gap to total earnings assets	(19.42)%	(39.05)%	(37.84)%	2.20%

Effects of Inflation

Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors the Bank’s interest rate sensitivity in order to minimize the effects of inflationary trends on the Bank’s operations. Other areas of non-interest expense may be more directly affected by inflation.

Management’s Discussion and Analysis

Commitments and Contingencies

Litigation

No legal proceedings are required to be disclosed pursuant to this item as of December 31, 2010.

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

	2010	2009

Commitments to extend credit	$65,392,000	$41,072,000
Stand-by letters of credit	1,066,000	796,000
	$66,458,000	$41,868,000

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

Concentrations of Credit Risk

Substantially all of the Bank's loans and commitments to extend credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 7. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

The Bank's primary focus is commercial, consumer and small business transactions. The Bank endeavors to avoid significant credit exposure to any single borrower or group of related borrowers.

The Bank from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Financial Ratios

The following table summarizes ratios considered to be significant indicators of the Bank’s operating results and financial condition for the fiscal years indicated.

Key Financial Ratios

	2010	2009	2008

Average equity to average assets	3.48%	5.17%	6.20%
Return on average assets	(2.70)%	(2.54)%	(.38)%
Return on average equity	(77.64)%	(49.18)%	(6.11)%

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Waccamaw Bankshares, Inc.

Whiteville, North Carolina

We have audited the accompanying consolidated balance sheets of Waccamaw Bankshares, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An also audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waccamaw Bankshares, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring credit losses that have eroded regulatory capital ratios. As of December 31, 2011 the Company is considered substantially undercapitalized based on their regulatory capital level. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Elliott Davis, PLLC

Galax, Virginia
February 29, 2012

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets

Cash and due from banks	$4,877,988	$13,973,474
Interest-bearing deposits with banks	28,079,615	7,695,499
Federal funds sold	2,210,000	21,315,000
Total cash and cash equivalents	35,167,603	42,983,973

Investment securities, available for sale	67,487,471	87,769,319
Restricted equity securities	3,759,500	4,041,350
Loans, net of allowance for loan losses of $15,541,288 in 2010 and $10,148,927 in 2009	389,475,435	340,020,798
Property and equipment, net	16,410,961	17,035,644
Intangible assets, net	160,000	237,270
Accrued income	1,831,912	2,449,081
Bank owned life insurance	18,330,003	18,576,015
Foreclosed assets	9,588,710	4,994,241
Other assets	6,010,023	15,113,381
Total assets	$548,221,618	$533,221,072

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits	$35,354,965	$32,940,811
Interest-bearing deposits	419,591,979	400,597,148
Total deposits	454,946,944	433,537,959

Securities sold under agreements to repurchase	19,776,000	20,615,000
Other short-term borrowings	5,900,000	3,500,000
Long-term debt	38,000,000	43,000,000
Junior subordinated debentures	12,372,000	12,372,000
Accrued interest payable	1,275,231	942,689
Other liabilities	1,812,132	2,098,993
Total liabilities	534,082,307	516,066,641

Commitments and contingencies (Note 13,16, 19)	-	-

Stockholders’ equity
Preferred stock, Series A, convertible, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 550 shares issued and outstanding at December 31, 2010 and 2009, respectively	9,064	9,064
Preferred stock, Series B, convertible, non-cumulative, non-voting, no par value; 1,000,000 shares authorized; 546,375 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively, less discount of $6,488,497	9,603,769	-
Common stock, no par value; 50,000,000 shares authorized; 7,466,224 and 5,551,183 shares issued and outstanding at December 31, 2010 and 2009, respectively	27,084,927	25,099,770
Common stock warrants	300,000	-
Retained deficit	(20,535,626)	(5,129,490)
Accumulated other comprehensive loss	(2,322,823)	(2,824,913)
Total stockholders’ equity	14,139,311	17,154,431
Total liabilities and stockholders’ equity	$548,221,618	$533,221,072

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
Years ended December 31, 2010 and 2009

	2010	2009

Interest income
Loans and fees on loans	$17,076,159	$21,113,676
Investment securities, taxable	2,932,446	4,110,706
Investment securities, nontaxable	367,633	586,998
Federal funds sold	180,789	30,502
Deposits with banks	123,693	47,429
Total interest income	20,680,720	25,889,311

Interest expense
Deposits	6,750,280	9,262,674
Federal funds purchased and securities sold under agreements to repurchase	675,395	747,349
Other borrowed funds	2,332,992	2,526,195
Total interest expense	9,758,667	12,536,218
Net interest income	10,922,053	13,353,093

Provision for loan losses	12,205,554	16,579,908
Net interest loss after provision for loan losses	(1,283,501)	(3,226,815)

Noninterest income (expense)
Service charges on deposit accounts	2,778,195	3,022,511
ATM and check cashing fees	997,844	875,361
Mortgage origination income	377,665	380,263
Income from financial services	101,601	139,275
Earnings on bank owned life insurance	647,649	741,252
Net realized (losses) gains on sale of investment securities	1,593,388	(886,653)
Impairment on investment securities available for sale	-	(418,710)
Other operating income	227,700	55,311
Total noninterest income	6,724,042	3,908,610

Noninterest expense
Salaries and employee benefits	6,291,938	7,129,531
Occupancy and equipment	2,057,780	2,096,787
Data processing	1,134,293	1,175,402
Advertising	260,755	310,577
Regulatory agency expense	1,643,459	1,292,849
Professional services	1,157,843	852,530
Foreclosed assets, net	2,503,628	775,692
Goodwill impairment charge	-	2,727,152
Other expense	1,940,318	2,154,695
Total noninterest expense	16,990,014	18,515,215
Loss before income taxes	(11,549,473)	(17,833,420)

Income tax expense (benefit)	3,688,212	(3,627,888)
Net loss	$(15,237,685)	$(14,205,532)

Basic loss per share	$(2.45)	$(2.57)
Diluted loss per share	$(2.45)	$(2.57)
Weighted average common shares outstanding	6,217,512	5,534,458
Weighted average dilutive common shares outstanding	6,217,512	5,534,458

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2010 and 2009

						Accumulated
		Common				Other
	Preferred Stock	Stock	Preferred	Common	Retained	Comprehensive
	Stock, Series B	Warrants	Stock, Series A	Stock	Earnings	Income (Loss)	Total

December 31, 2008	$-	$-	$464,476	$24,591,884	$8,907,591	$(6,119,796)	$27,844,155

Comprehensive income
Net loss	-	-	-	-	(14,205,532)	-	(14,205,532)
Net change in unrealized gain on investment securities available for sale, net of income taxes of $1,669,468	-	-	-	-	-	2,661,189	2,661,189
Reclassification adjustment of impairment in investments securities available for sale, net of income taxes of $161,413	-	-	-	-	-	257,297	257,297
Reclassification adjustment of loss recognized on sale net of income taxes of $341,805	-	-	-	-	-	544,848	544,848
Total comprehensive loss							(10,742,198)

Reversal of non-credit related impairment	-	-	-	-	168,451	(168,451)	-
Stock based compensation	-	-	-	122,378	-	-	122,378
Stock issuance costs	-	-	-	(69,904)	-	-	(69,904)
Conversion of preferred stock to common stock	-	-	(455,512)	455,412	-	-	-
December 31, 2009	-	-	9,064	25,099,770	(5,129,490)	(2,824,913)	17,154,431

Comprehensive loss
Net loss	-	-	-	-	(15,237,685)	-	(15,237,685)
Net change in unrealized gain on investment securities available for sale, net of income taxes of $823,516	-	-	-	-	-	1,312,712	1,312,712
Reclassification adjustment of gain recognized on sale net of income taxes of $(614,315)	-	-	-	-	-	(979,073)	(979,073)
Total comprehensive loss							(14,904,046)

Issuance of preferred stock, Series B	16,092,266	-	-	-	-	16,092,266
Issuance of common stock-warrants	-	300,000	-	-	-	-	300,000
Discount on preferred stock, Series B	(6,488,497)	-	-	-	-	-	(6,488,497)
Issuance of common stock	-	-	-	2,393,801	-	2,393,801
Reversal of non-credit related impairment	-	-	-	-	(168,451)	168,451	-
Stock based compensation	-	-	-	85,335	-	-	85,335
Stock issuance costs	-	-	-	(493,979)	-	-	(493,979)
December 31, 2010	$9,603,769	$300,000	$9,064	$27,084,927	$(20,535,626)	$(2,322,823)	$14,139,311

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Cash Flows
For the years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net loss	$(15,237,685)	$(14,205,532)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	920,088	942,966
Impairment of goodwill	-	2,727,152
Stock-based compensation	85,335	122,378
Provision for loan losses	12,205,554	16,579,908
Accretion of discount on securities, net of amortization of premiums	729,207	209,020
Write-down of foreclosed assets	2.357,318	469,411
(Gain) loss on sale of investment securities	(1,593,388)	886,653
Impairment of investment securities	-	418,710
Income from bank owned life insurance	(647,649)	(741,252)
Deferred taxes	(3,666,532)	(1,403,202)
Changes in assets and liabilities:
Accrued income	617,169	(604)
Other assets	13,883,522	(6,397,438)
Accrued interest payable	332,542	(386,287)
Other liabilities	(286,861)	1,103,579
Net cash provided by operating activities	9,698,620	325,462

Cash flows from investing activities
Sales (purchases) of restricted equity securities	281,850	(62,100)
Purchases of investment securities	(115,823,040)	(93,133,979)
Maturities of investment securities	8,940,943	13,787,672
Net decrease in loans	21,847,641	17,182,817
Purchase of HELOC loans	(82,833,207)	-
Proceeds from sales of investment securities	127,248,131	82,870,608
Surrender (investment) in bank owned life insurance	893,660	-
Purchases of property and equipment	(218,134)	(165,712)
Proceeds from sale of foreclosed assets	2,277,358	592,546
Net cash provided by (used in) investing activities	(37,384,798)	21,071,852

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	2,414,155	(3,218,998)
Net increase in interest-bearing deposits	18,994,831	18,177,068
Net decrease in securities sold under agreements to repurchase	(839,000)	(3,215,000)
Net (decrease) in short-term borrowings	2,400,000	(3,500,000)
Net repayment of long-term debt	(5,000,000)	(2,500,000)
Proceeds from issuance of common stock	2,393,801	-
Proceeds from acquisition of preferred stock, Series B, net	2,393,801	-
Proceeds from issuance of common stock warrants	9,603,769	-
Stock issuance costs and redemption of fractional shares	(493,979)	(69,904)
Net cash provided by financing activities	19,869,808	5,673,166
Increase (decrease) in cash and cash equivalents	(7,816,370)	27,070,480

Cash and cash equivalents, beginning	42,983,973	15,913,493
Cash and cash equivalents, ending	$35,167,603	$42,983,973

Supplemental disclosure of cash flow information
Interest paid	$9,426,125	$12,922,505
Taxes paid	$-	$52,647

Supplemental disclosure of noncash activities
Real estate acquired in settlement of loans	$9,229,145	$5,099,366

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

The substantial uncertainties throughout the economy and U.S. banking industry coupled with current market conditions have adversely affected the Company’s 2010 results and capital levels. The significant losses in 2010 and 2009, primarily related to credit losses and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and a depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings.  An equity financing transaction would result in substantial dilution to the Company's current shareholders and could adversely affect the market price of the Company's common stock.  There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis.  Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

Both the parent company and the banking subsidiary actively manage liquidity and cash flow needs. The Company is prohibited from declaring or paying dividends without prior approval of its federal and state banking regulators. Even if this requirement were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At December 31, 2010, the Company had $35 million of cash and cash equivalents. The Company has no long-term debt maturing in 2011 and $15 million maturing in 2012.

The Company’s loan agreement, for the $1,000,000 line of credit debt obligation, includes financial covenants requiring the Bank to maintain a minimum weighted average return on assets of greater than 0.50% on an annualized basis, maintain total equity capital of $43,499,000, and that at all times the percentage of non-performing loans to gross loans shall not exceed 4.00%. The Company did not meet these covenants in 2010 and has not obtained a waiver through December 31, 2011. The obligation is collateralized by a pledge of all shares of common stock in Waccamaw Bank. The lender could demand the common stock from the Company unless and until the covenants are in compliance or a waiver has been issued.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

Going Concern Considerations, continued

Liquidity at the bank level is dependent upon the deposit franchise which funds 81% of the Company’s assets (or 57% excluding brokered CDs). The FDIC’s changes to permanently increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts until December 31, 2012, have contributed to the stability of the deposit base. All banks that have elected to participate in the Transaction Account Guarantee Program (“TAGP”) have the same FDIC insurance coverage. Potential loss of deposits would be a primary funding need in a liquidity crisis. Deposit balances which are not covered by FDIC insurance total approximately $16.0 million currently, and would increase to approximately $22.5 million without the benefit of the FDIC’s TAGP, currently scheduled to expire at December 31, 2012. Thus, the primary deposit-related liquidity risk relates to balances which are not insured. As of December 31, 2011 the Company has liquid assets of approximately $128 million to address liquidity needs. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash, but could be limited based on limitations on maximum interest rates that may be offered by banks that are not well capitalized.

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

Effective November 29, 2011, the Company and the Bank entered into a Prompt Corrective Action Directive (the “Directive”) with the Board of Governors of the Federal Reserve System (the “Board of Governors”).

The Directive is a formal corrective action in which the Board of Governors has determined that, as of October 30, 2011, Waccamaw Bank is critically undercapitalized, as defined in section 208.43(b)(5) of Regulation H of the Board of Governors.

Among other things, the Directive requires the Bank no later than January 6, 2012 to:

•	Increase the Bank’s equity through the sale of shares or contributions to surplus in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H of the Board of Governors;

•	Enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution, closing under which contract is conditioned only on the receipt of necessary regulatory approvals, the continued accuracy of customary representations and warranties and the performance of customary pre-closing covenants;

•	Take other necessary measures to make the Bank adequately capitalized;

•	Restrict the making of any capital distributions, including, but not limited to, the payment of dividends;

•	Restrict the payment of bonuses to senior executive officers and increases in compensation of such officers; and

•	Restrict certain activities, including, but not limited to, making any material change in accounting methods and engaging in any covered transaction, as defined in section 23A of the Federal Reserve Act, without the prior written approval of the FDIC.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

Going Concern Considerations,  continued

Due to the recent favorable ruling by the Federal Reserve Board of Governors allowing a portion of the preferred stock to be regulatory capital, the Bank’s capital status at September 30, 2011, changed from critically undercapitalized to significantly undercapitalized. Although the Directive has not been terminated, the Company continues to take measures to make the Bank adequately capitalized through the sale of branches and selling stock through a private stock offering.

During 2011, the Company continued to experience losses from operations primarily due to loan losses. Based on unaudited financial information, as of December 31, 2011, consolidated total assets are $561,120,907, equity is $(3,625,647) and net loss from operations is $18,725,248 for the year ended December 31, 2011. The resulting bank regulatory capital ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are 4.96%, 3.08% and 2.08%, respectively. Based on these levels, the Bank is considered significantly undercapitalized.

Generally accepted accounting principles require that in the event of changes about the likelihood of realization of a deferred tax asset that results in the establishment of a deferred tax asset valuation allowance related to unrealized losses on available for sale investment securities, that valuation allowance be established through operation even thought the original deferred tax asset was established through other comprehensive income. The guidance on how to address this inconsistent treatment with respect to the calculation of regulatory capital is not well defined. Accordingly, the capital amounts and ratios in the table above include an adjustment related to establishment of such a deferred tax asset valuation. After this adjustment, regulatory capital as presented is the same amount as would be reported had the related deferred tax asset has not been recorded. Management has discussed this treatment with applicable bank regulators and management has not been informed that this treatment is incorrect. However, due to the lack of clear guidance, it is possible the regulators could conclude this adjustment is not appropriate. If that were the case, Tier 1 and total regulatory capital for December 31, 2011 would be reduced by $898,000 and the bank capital ratios would approximate the following:

2011

Total capital to risk weighted assets	1.93%
Tier 1 capital to risk weighted assets	2.85%
Tier 1 capital to average assets	4.73

Based on current capital levels and continued operating losses management believes the Company will require additional capital to be able to remain viable. Management has implemented various strategies including a private stock offering and selling branches to provide this needed capital. In spite of Management’s best efforts, there is no guarantee management will be successful in raising the additional capital. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

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
For the years ended December 31, 2010 and 2009

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

Intangible Assets

Intangible assets consist of purchased core deposit intangible assets and are accounted for in accordance with generally accepted accounting principles. The Company evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization. Intangible assets are currently being amortized over estimated useful lives of 10 years.

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
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2010 and 2009 was approximately $261,000 and $311,000, respectively.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets, net of a valuation allowance if appropriate, and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Due to uncertainty regarding the realization of the entire deferred tax asset, management has recorded a deferred tax asset valuation allowance as of December 31, 2010. Details are included in Note 18. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax position taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at December 31, 2010. Interest and penalties associated with unrecognized tax benefits would be classified as additional interest expense or other expense, respectively, in the statement of income.

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

Basic Earnings per Share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

Diluted Earnings per Share

The computation of diluted earnings (loss) per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common stock equivalents. Potential common stock equivalents include the Company’s Series A convertible preferred stock and related outstanding warrants and shares associated with stock-based compensation. Due to the net losses in 2010 and 2009, dilutive common stock equivalents have been excluded from the computation of dilutive earnings per share as the result would be anti-dilutive.

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce the risk attributed to a particular exposure, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. The Bank has entered into a structured repo obligation with Barclays Capital, Inc., see note 13. Within the structured repo are embedded derivatives which will not have a material effect on the results of operations.

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

Subsequent Events

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

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

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade. The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market performance and service must be recorded as liabilities. These awards should not be classified as liabilities if they otherwise qualify to be classified as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the update to have an impact on the financial statements.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company included the disclosures in its financial statements for the year ended December 31, 2010.

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. This standard is expected to have no impact on the Company.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company on January 1, 2011.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments were effective for the Company on January 1, 2012.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Loan Swap and Preferred Stock Transaction

Loans

On September 30, 2010, the Bank entered into an agreement whereby the Bank would sell and Augusta Holdings, LLC (“Augusta”) would buy nonperforming real estate loans for the contractual pay-off amount (par value) of $11.2 million. The carrying value of these loans was $7.3 million as the carrying amounts had been reduced to reflect the fair value of the underlying collateral in measuring the impairment under the requirements of ASC 310-10-35. During the negotiations of this transaction, the Bank agreed to purchase from Augusta, a home equity line of credit (HELOC) loan pool. The price of the pool was the amount of the aggregate principal balances (par value) of the loans in the pool, effectively the pool par value of $110.1 million. The pool met certain credit quality and performance criteria. Under the terms of the HELOC pool purchase agreement, the Bank was able to exclude loans that did not meet the following criteria:

•	A current FICO score of a least 660 as of the date of the transaction.
•	Loans have not been past due more than 30 days in the twelve months preceding the closing of the transaction.
•	The weighted average loan to value would not exceed 90 percent as of the time the loan was originated.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 2. Loan Swap and Preferred Stock Transaction, continued

Management performed detailed due diligence procedures on approximately 20 percent of the pool and removed from the pool any loans that did not meet the criteria above. In addition, as part of the transaction, as a credit enhancement, Augusta indemnified the Bank against credit losses in the pool for a period of five years from the transaction date, up to a maximum amount of 10% of the pool or approximately $11.0 million. The sale of the nonperforming assets and the purchase of the HELOC pool closed on December 22, 2010.

Preferred stock

On December 23, 2010, the Bank entered into an agreement to sell to Monterey I Holdings, LLC (Monterey) 546,375 shares of series A preferred stock for $16.4 million with a dividend yield of 9%. The noncumulative perpetual preferred stock was issued at the bank level and was exchangeable for preferred stock of the Company. The series B preferred stock may be converted to 819,564 shares of the Company’s common stock at the option of the buyer. In addition, the Company issued warrants to allow Monterey to purchase up to 300,000 shares of the Company’s common stock at 50% of the market value of the common stock on the date of issue. The preferred stock contract settled on December 23, 2010.

Augusta and Monterey have elements of common ownership and are considered related parties with respect to each other. They are not related parties with respect to the Company or the Bank. Based on the relationship of the counterparties, timing and other facts and circumstances surrounding the transactions, management has concluded that the transactions should be considered one transaction for financial reporting purposes.

Management determined that since there was significant noncash consideration transferred, the transactions should be properly recorded at fair value under the guidance at ASC 845-10. Also in accordance with ASC 845-10, the fair value of the assets received shall be used to measure the cost if that value is more clearly evident than the fair value of the asset surrendered. Management determined the fair value of a homogenous HELOC pool meeting specific credit quality criteria prepared by a qualified valuation professional with prior experience valuing similar loan pools is more clearly evident than the fair values of coastal residential real estate developments and other highly volatile real estate that secures the non-performing loans and preferred shares in a market with very few comparable equity transactions.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 2. Loan Swap and Preferred Stock Transaction, continued

Preferred stock, continued

Accordingly, the Bank retained an outside valuation consulting firm to provide a valuation of the HELOC pool within the guidance at ASC 820-10. The Bank received the valuation on October 5, 2011. The report indicated the fair value of the $110.1 million HELOC pool to be approximately $100.0 million. The valuation was primarily based on discounted cash flows as projected based on the location of the underlying collateral and the current FICO score of the borrower. Based on the valuation report, credit losses on the pool are projected to be $3.1 million over the life of the pool.

Fair Value of the Transaction

As summary of assets received and consideration transferred at fair value and a description of how the item was valued is presented below (in thousands):

Fair Value received
HELOC pool, net of discount	$100,002
Credit enhancement	-
Interest receivable	386
Total FV received	$100,388

Fair Value of consideration paid
Non-performing loans	$(7,309)
Cash	(82,833)
Warrants	(300)
Preferred stock, net of discount	(9,604)
Total FV received	$(100,046)

Back interest on non-performing loans recorded in operations	$342

HELOC Pool - Fair value as determined by a valuation report prepared by an independent third party.

Credit Enhancement – The credit enhancement is unsecured and contractually not due to be settled until two years after the close of the transaction and then annually thereafter for the remaining three years. Due to concerns about the counterparty’s ability to honor the obligation of the credit enhancement, management has determined there is not sufficient evidence to support any value related to the credit enhancement. Accordingly, the credit enhancement has been determined to have no fair value. The Company also believes that the credit enhancement may be considered continuing involvement in the loans sold and may raise questions about whether or not a sale of these assets may recorded under generally accepted accounting principles. We will address this issue in the future by obtaining a legal opinion that addresses the isolation of the assets sold if we determine in the future that there is sufficient evidence to support a value related to the credit enhancement.

Interest Receivable – This is the interest receivable from the HELOC pool borrowers at the time if the transfer, valued at the actual amount of the accrual as of the date of closing.

Non-performing Loans – Fair value determined based on the value of the collateral underlying the individual loans as determined by recent outside appraisals.

Cash – This is the actual amount of net cash paid by the Bank for the pool.

Warrants – Valued based on management’s estimate.

Preferred stock – Fair value is based on the excess of the fair value of the assets received over the fair value of the assets and other instruments transferred to Augusta as part of the transaction.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 2. Loan Swap and Preferred Stock Transaction, continued

HELOC Pool Discount

The HELOC pool value as determined by the valuation report resulted as discount to par of approximately $10.1 million. Based on the valuation report, management expects to have credit losses on the portfolio of $3.1 million. Accordingly, that amount of the discount will be used as a credit reserve to cover those losses. The reminder of the discount ($7 million) will be accreted into income over the expected life of the pool using the level yield method. Because the last transaction closed on December 23, 2010, no accretion was recorded during 2010. Management began accreting the discount during 2011.

Current Status

As of January 31, 2012 the HELOC pool had paid down $15.8 million and the outstanding balance was $93.9 million. Loans totaling $291 thousand were charged off during 2011.

Note 3. Subsequent Events

Series B Preferred Stock Offering

In December 2010, the Bank offered 546,375 shares of its fixed-rate noncumulative perpetual preferred stock, series A (the “Series A Preferred Stock”). The Series A Preferred Stock has a liquidation amount of $30.00 per share and pays interest at a per annum rate of 9.0% on the liquidation amount per share. Each share of Series A Preferred Stock is convertible into 1.5 shares of the Company’s common stock at the election of the holder. Each share of Series A Preferred Stock is also exchangeable for one share of the Company’s fixed-rate noncumulative perpetual preferred stock, series B (the “Series B Preferred Stock”) at the election of the Company. The Company also issued a warrant giving the holder the right to purchase 300,000 shares of the Company’s common stock at an exercise price equal to 50% of the market price on the date of issue. At March 31, 2011, the Company exercised its right to exchange one share of the Company's series B preferred stock for each outstanding share of the Bank's series A preferred stock. At March 31, 2011, 546,375 shares of the Company's series B preferred stock were outstanding. The Company elected to consolidate the preferred stock at the Bank level for reporting purposes at the Company level due to the expected filing of the March 31, 2011 10-Q which, based on the conversion would show the preferred as equity. The preferred stock was to be reported as a minority interest prior to the concurrent filing of the March 31, 2011 10-Q, but due to the exchange from the Bank to the Company, the Company elected to report the minority interest as preferred stock, as that would be the classification as of the date of filing of the December 31, 2010 financial statements. This election had no impact on total consolidated assets, equity or results of operations.

Note 4. Business Combinations

On April 28, 2006, the Company acquired The Bank of Heath Springs, paying $8,000,000 in exchange for all the outstanding shares of common stock of The Bank of Heath Springs. In conjunction with the acquisition, The Bank of Heath Springs was merged with and into the Company’s subsidiary, Waccamaw Bank.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 4. Business Combinations, continued

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

Note 5. Restrictions on Cash

To comply with banking regulation, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $4,235,000 and $2,740,000 for the period including December 31, 2010 and 2009, respectively.

Note 6. Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The amortized cost of securities (all available for sale) and their approximate fair values follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2010
Mortgage backed securities	53,183,549	185,418	(528,685)	52,840,282
Corporate securities	4,235,298	-	(835,910)	3,399,389
Single issue trust preferred securities	6,477,417	105,118	(1,515,855)	5,066,679
Municipal securities	7,371,228	2,311	(1,192,418)	6,181,121
	$71,267,492	$292,847	$(4,072,868)	$67,487,471

2009
Mortgage backed securities	61,167,200	159,880	(768,810)	60,558,270
Corporate securities	5,617,961	-	(1,116,151)	4,501,810
Single issue trust preferred securities	12,089,781	148,661	(1,686,293)	10,552,149
Pooled trust preferred securities	133,935	-	(51,680)	82,255
Municipal securities	13,083,406	29,210	(1,037,781)	12,074,835
	$92,092,283	$337,751	$(4,660,715)	$87,769,319

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

Investment securities with market values of $44,237,670 and $43,507,833 at December 31, 2010 and 2009, respectively were pledged as collateral on public deposits and for other banking purposes as required or permitted by law. Gross realized gains and losses resulting from the sale of securities for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Realized gains	$1,736,328	$1,556,768
Realized losses	(142,940)	(2,443,421)
	$1,593,388	$(886,653)

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 6. Investment Securities, continued

The scheduled contractual maturities of securities (all available for sale) at December 31, 2010 are as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,000,000	$1,985,000
Due in one through five years	1,001,768	992,529
Due in five through ten years	30,115	30,426
Due after ten years	68,235,609	64,479,516
	$71,267,492	$67,487,471

The following tables detail unrealized losses and related fair values in the Bank’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2010
Mortgage backed securities	$26,224,692	$(528,685)	$-	$-	$26,224,692	$(528,685)
Corporate securities	-	-	3,399,389	(835,910)	3,399,389	(835,910)
Single issue trust preferred securities	1,951,479	(80,092)	2,565,200	(1,435,763)	4,516,679	(1,515,855)
Municipal securities	459,066	(55,934)	5,184,745	(1,136,484)	5,643,811	(1,192,418)
Total temporarily impaired securities	$28,635,237	$(664,711)	$11,149,334	$(3,408,157)	$39,784,571	$(4,072,868)

December 31, 2009
Mortgage backed securities	$42,983,307	$(768,810)	$-	$-	$42,983,307	$(768,810)
Corporate securities	1,398,872	(896,151)	1,780,000	(220,000)	3,178,872	(1,116,151)
Single issue trust preferred securities	1,994,732	(925,992)	3,967,017	(760,301)	5,961,749	(1,686,293)
Pooled trust preferred securities	33,118	(51,680)	49,138	-	82,256	(51,680)
Municipal securities	1,356,260	(43,738)	6,714,609	(994,043)	8,070,869	(1,037,781)
Total temporarily impaired securities	$47,766,289	$(2,686,371)	$12,510,764	$(1,974,344)	$60,277,053	$(4,660,715)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow any anticipated recovery in fair value. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary; either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank’s regulatory capital requirements. The Bank has invested in trust preferred securities and management is closely monitoring these securities. There was no other than temporary impairment charges for December 31, 2010.

Other than temporary impairment charges for December 31, 2009 consisted of a pooled trust preferred security of $418,710.

Unrealized losses associated with the investment securities total $4.1 million. Of that amount, $3.4 million has existed for a period of twelve consecutive months or longer. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity. The unrealized losses in the municipal securities portfolio are due to widening credit spreads in the municipal securities market and are the result of concerns about the bond insurers associated with these securities. At December 31, 2010, the Company believes that all contractual cash flows will be received on this portfolio.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 6. Investment Securities, continued

The single-issue securities are trust-preferred issuances from other bank holding companies and had a total market value of approximately $5.1 million as of December 31, 2010, compared with their adjusted cost basis of approximately $6.5 million. Management does not believe any individual unrealized loss as of December 31, 2010, represents other-than-temporary impairment. The Company has the ability and believes it is more likely than not that it will hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes that portions of the change in value are attributable to changes in market interest rates and the current state of illiquidity within the market for securitized assets.

Note 7. Loans Receivable

The major components of loans in the balance sheets at December 31 are as follows:

	2010	2009
	In thousands

Commercial	$26,134	$32,551
Real estate:
Construction and land development	81,087	121,838
Residential, 1-4 families	184,218	80,071
Residential, 5 or more families	8,946	9,879
Farmland	2,494	2,473
Nonfarm, nonresidential	88,912	88,197
Agricultural	402	563
Consumer	12,712	13,380
Other	328	1,512
	405,233	350,464

Deferred loan fees, net of costs	(217)	(294)
Allowance for loan losses	(15,541)	(10,149)
	$389,475	$340,021

Approximately $19.0 million in 1-4 family residential loans, $12.2 million in commercial real estate loans, $7.2 million in home equity line of credit loans and $5.2 million of securities were pledged as collateral securing Federal Home Loan Bank advances included in long-term debt at December 31, 2010.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 7. Loans Receivable, continued

The age analysis of past due loans as of December 31, 2010 is set forth in the following table.

Past Due Loans (dollars in thousands)

		90 Days or
	30-89	More and	Non
	Days	accruing	Accrual	Total		Total
	Past Due	Past Due	Loans	Past Due	Current	Loans

Construction and development	$4,199	$1,158	$21,768	$27,125	$53,962	$81,087
Farmland	134	267	15	416	2,078	2,494
1-4 family residential	3,538	521	4,057	8,116	176,102	184,218
Multifamily residential	-	-	4,032	4,032	4,914	8,946
Nonfarm, nonresidential	1,560	414	8,169	10,143	78,769	88,912
Total real estate	9,431	2,360	38,041	49,832	315,825	365,657

Agricultural	-	-	-	-	402	402
Commercial and industrial	1,534	503	1,617	3,651	22,483	26,134
Consumer	32	61	183	276	12,436	12,712
Other	-	-	-	-	328	328
Total	$10,997	$2,924	$39,841	$53,759	$351,474	$405,233

The Company categorizes loans receivable into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans receivable as to credit risk. The Company uses the following definitions for risk ratings:

Pass – Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention – Loans in this category are currently protected but are potentially weak, including adverse trends in borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 7. Loans Receivable, continued

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans receivable was as follows:

Loans by risk category (dollars in thousands)

		Special
	Pass	Mention	Substandard	Doubtful	Total

Construction and development	$37,909	$4,001	$37,898	$1,279	$81,087
Farmland	1,987	90	402	15	2,494
1-4 family residential	160,967	6,932	14,483	1,836	184,218
Multifamily residential	4,341	60	4,545	-	8,946
Nonfarm, nonresidential	56,337	10,675	21,266	634	88,912
Total real estate	261,541	21,758	78,594	3,764	365,657

Agricultural	393	4	5	-	402
Commercial and industrial	20,028	2,158	2,887	1,061	26,134
Consumer	11,886	469	236	121	12,712
Other	328	-	-	-	328
Total	$294,176	$24,389	$81,722	$4,946	$405,233

Note 8. Allowance for Loan Losses

Information related to the allowance for loan losses is as follows:

	2010	2009

Balance, beginning	$10,148,927	$7,187,981
Provision charged to expense	12,205,554	16,579,908
Recoveries of amounts charged off	60,142	91,965
Amounts charged off	(6,873,335)	(13,710,927)
Balance, ending	$15,541,288	$10,148,927

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the last two years (all approximate) is summarized below:

	2010	2009

Average investment in impaired loans	$56,591,000	$13,701,261
Interest income recognized on impaired loans	$2,274,000	$1,172,061
Interest income recognized on a cash basis on impaired loans	$2,274,000	$1,172,061

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2010:

				Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment	Income
	Investment	Balance	Allowance	Recognized
Impaired loans without a valuation allowance:
Construction and development	$13,238	16,684	-	$15,087	$809
Farmland	-	-	-	-	-
1-4 family residential	2,563	2,563	-	2,585	36
Multifamily residential	1,109	1,433	-	1,328	2
Nonfarm, nonresidential	7,303	8,504	-	8,432	83
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-

Impaired loans with a valuation allowance:
Construction and development	11,714	13,003	2,278	12,434	929
Farmland	-	-	-	-	-
1-4 family residential	2,761	2,761	617	2,787	17
Multifamily residential	2,994	2,994	1,226	2,921	330
Nonfarm, nonresidential	10,554	10,563	1,646	10,593	57
Agricultural	-	-	-	-	-
Commercial and industrial	424	424	424	424	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$52,660	58,929	$6,191	56,591	$2,274

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 8. Allowance for Loan Losses, continued

Allowance for Loan Losses and Recorded Investment in Loan Receivables (in thousands)

	Construction				Commercial
	and	1-4 Family	Multifamily	Nonfarm,	and		All Other
December 31, 2010	Development	Residential	Residential	Nonresidential	Industrial	Consumer	FAS 5	Unallocated	Total

Allowance for Loan Losses:
Ending balance	$7,281	$1,163	$1,676	$2,892	$1,563	$106	$137	$724	$15,542

Individually evaluated	2,278	617	1,226	1,646	424	-	-	-	6,191

Collectively evaluated	5,003	546	450	1,246	1,139	106	137	724	9,351

Loans Receivable:
Ending balance	81,156	84,421	8,946	88,848	25,972	10,851	4,125	-	304,319

Loans individually evaluated	24,951	5,323	4,103	17,857	424	-	-	-	52,658

Loans collectively evaluated	56,205	79,098	4,843	70,991	25,548	10,851	4,125	-	251,661

Note 9. Property and Equipment

Components of Property and Equipment

Property and equipment and total accumulated depreciation consisted of the following at December 31:

	2010	2009

Land	$5,613,089	$5,593,639
Buildings	9,999,267	9,992,900
Construction in progress	-	-
Leasehold improvements	1,097,606	1,070,135
Automobiles	55,818	55,818
Furniture and equipment	4,001,204	4,034,932
	20,766,984	20,747,424

Less accumulated depreciation	4,365,023	3,711,780
	$16,410,961	$17,035,644

Depreciation expense reported in net income was approximately $760,000 and $764,000 for the years ended December 31, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 9. Property and Equipment

Leases

The Bank leases several banking facilities and its operations center under agreements accounted for as operating leases. Rent expense was approximately $407,000 and $401,000 in 2010 and 2009, respectively. Future minimum lease payments under non-cancelable commitments are as follows.

2011	$348,855
2012	315,737
2013	284,564
2014	198,407
2015	115,090
Thereafter	51,450
$1,314,103

Note 10. Intangible Assets

The book value of intangible assets at December 31, 2010 and 2009 are $160,000 and $237,270, respectively and are determined as follow:

	As of December 31, 2010		As of December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Deposit premium	$2,439,918	$2,279,918	$2,439,919	$2,209,315
Other	200,000	200,000	200,000	193,334
Total	$2,639,918	$2,479,918	$2,639,919	$2,402,649

Amortization expense is calculated on a straight-line basis over a period of ten years and was approximately $90,000 and $179,000 in 2010 and 2009, respectively. Management expects amortization expense to be approximately $30,000 over the remaining five years.

Note 11. Deposits

Time deposits in denominations of $100,000 or more were $187.2 million and $176.8 million at December 31, 2010 and 2009, respectively. Interest expense on such deposits aggregated approximately $2.9 million and $4.2 million in 2010 and 2009, respectively. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2010 are as follows (amounts in thousands):

Large Time Deposit Maturities, (thousands)

2011	$123,342
2012	35,142
2013	36,623
2014	324
2015	1,731
Total time deposits of $100,000 or more	$187,162

The Bank has brokered deposits totaling $117.6 million with terms of no greater than 3 years as of December 31, 2010. Effective November 29, 2011, the Company and the Bank entered into a Prompt Corrective Action Directive with the Board of Governors of the Federal Reserve System which restricts the Bank from accepting any new brokered deposits or renewing any existing brokered deposits.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 12. Borrowed Funds

Other short-term borrowings

Securities sold under agreements to repurchase and federal funds purchased generally mature within one day to 12 months from the transaction date. Also included in other short-term borrowings is one fixed rate FHLB advance of $5,000,000 at December 31, 2010. There was one fixed rate FHLB advance of $2,500,000 at December 31, 2009. Also included in other short-term borrowings was a $900,000 line of credit at a 5.00% lending rate that will mature on July 1, 2020.

The Company’s loan agreement, for the $900,000 line of credit debt obligation noted above, includes financial covenants requiring the Bank to maintain a minimum weighted average return on assets of greater than 0.50% on an annualized basis, maintain total equity capital of $43,499,000 at all times and the percentage of non-performing loans to gross loans shall not exceed 4.00%. The Company did not meet these covenants in 2010 and has not obtained a waiver through December 31, 2011. This loan is secured by the common stock of Waccamaw Bank. As such, the debt obligation has been classified in other short-term borrowings due to the covenant violations.

Additional information is summarized below:

	2010	2009

Outstanding balance at December 31	$5,900,000	$3,500,000
Year-end weighted average rate	3.95%	5.61%
Daily average outstanding during the period	$2,881,507	$5,945,833
Average rate for the year	4.43%	3.36%
Maximum outstanding at any month-end during the period	$5,900,000	$9,500,000

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase (“repos”) consist of overnight and term agreements. Additional information is summarized below:

	2010	2009

Outstanding balance at December 31	$19,776,000	$20,615,000
Year-end weighted average rate	3.37%	3.00%
Daily average outstanding during the period	$20,857,370	$22,933,882
Average rate for the year	3.24%	3.25%
Maximum outstanding at any month-end during the period	$23,325,000	$23,563,000

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Overnight securities sold under agreements to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. Overnight repos totaled $2.8 million and $3.6 million at December 31, 2010 and 2009, respectively.

Our term repos totaled $17.0 million at December 31, 2010 and December 31, 2009 and include embedded derivatives. These structured repos consist of $10.0 million with an interest rate of 3.80% that matures on November 21, 2018 and can be called at the counterparty’s option quarterly beginning on November 21, 2009 and can be called at the counterparty’s or the Bank’s option annually beginning on November 21, 2012, $3.5 million with an interest rate of 3.92% that matures on December 19, 2017 and $3.5 million with an interest rate of 3.82% that matures on December 19, 2017.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 12. Borrowed Funds, continued

Unused lines of credit

The Bank has established a credit facility to provide additional liquidity if and as needed. This consists of a secured line of credit with a correspondent bank for $4,300,000, which can be canceled at any time. In addition, the Bank has the ability to borrow up to ten percent of total bank assets from the Federal Home Loan Bank of Atlanta, subject to the pledging of specific bank assets as collateral. The Federal Home Loan Bank of Atlanta has the ability to cancel this line at any time. At December 31, 2010 and December 31, 2009 there were no amounts outstanding under these credit facilities.

Long-term debt

At December 31, 2010 and 2009, $35,000,000 and $40,000,000, respectively were outstanding under Federal Home Loan Bank advances. Approximately $19.0 million in 1-4 family residential loans, $12.2 million in commercial real estate loans, $7.2 million in home equity line of credit loans and $5.2 million in securities were pledged as collateral for the FHLB advances at December 31, 2010. Also included in long-term debt is $3,000,000 of subordinated notes bearing interest at 3-month LIBOR plus 350 basis points that will mature on July 1, 2015.

Maturity Date	Advance	Rate

07/17/12	9,000,000	Fixed at 4.48%
09/04/12	6,000,000	Fixed at 4.00%
09/03/13	6,000,000	Fixed at 4.15%
12/02/13	5,000,000	Fixed at 4.39%
09/29/15	4,000,000	Fixed at 4.06%
04/22/19	5,000,000	Fixed at 4.75%
	$35,000,000

Due to the Bank’s current capital position and adverse rating from the Federal Home Loan Bank, the Bank is unable to obtain any new advances, but is able to renew existing advances as they mature with similar maturities and structures.

Note 13. Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

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
For the years ended December 31, 2010 and 2009

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

Note 14. Fair Value of Financial Instruments

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 14. Fair Value of Financial Instruments, continued

Fair Value Hierarchy

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered as impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2010, the Bank identified $52.7 million in impaired loans. Of these impaired loans, $28.4 million were identified to have impairment of $6.2 million. The determination of impairment was based on the fair market value of collateral for each loan. In situations where management discounts appraised values in determining fair value of appraisals, these levels will be considered to be a Level 3 input.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands).

December 31, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$67,487	$-	$64,501	$2,986
Total assets at fair value	$64,487	$-	$64,501	$2,986

December 31, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$87,769	$3,890	$81,009	$2,870
Total assets at fair value	$87,769	$3,890	$81,009	$2,870

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 14. Fair Value of Financial Instruments, continued

Fair Value Hierarchy, continued

There were no liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2010 and 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available
for Sale
Securities
(In thousands)

Balance, January 1, 2009	$3,939
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(1,069)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Balance, December 31, 2009	2,870

Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	116
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Balance, December 31, 2010	$2,986

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

December 31, 2010	Total	Level 1	Level 2	Level 3

Impaired loans	$22,255	$-	$-	$22,255
Foreclosed assets	9,589	-	-	9,589

Total assets at fair value	$31,844	$-	$-	$31,844

December 31, 2009	Total	Level 1	Level 2	Level 3

Impaired loans	$-	$-	$-	$-
Foreclosed assets	4,994	-	-	4,994

Total assets at fair value	$4,994	$-	$-	$4,994

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and 2009.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 14. Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis, continued

Generally accepted accounting principles requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT — The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2010 and 2009, the fair value of these commitments is not presented.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 14. Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and due from banks	$4,878	$4,878	$13,973	$13,973
Interest-bearing deposits with banks	28,080	28,080	7,695	7,695
Federal funds sold	2,210	2,210	21,315	21,315
Investment securities	67,487	67,487	87,769	87,769
Restricted equity securities	3,760	3,760	4,041	4,041
Loans, net of allowance for loan losses	389,475	384,051	340,021	333,368

Financial Liabilities
Deposits	454,947	457,112	433,538	431,370
Securities sold under agreements to repurchase and federal funds purchased	19,776	19,776	20,615	20,615
Other short-term borrowings	5,900	5,900	3,500	3,484
Long-term debt	38,000	36,054	43,000	41,450
Junior subordinated debentures	12,372	8,138	12,372	8,234

Note 15. Loss per Share

The following table details the computation of basic and diluted loss per share:

	2010	2009

Net loss	$(15,237,685)	$(14,205,532)

Weighted average common shares outstanding	6,217,512	5,534,458
Effect of dilutive securities, options	-	-
Effect of dilutive securities, preferred stock	-	-
Weighted average common shares outstanding, diluted	6,217,512	5,534,458

Basic loss per share	$(2.45)	$(2.57)
Diluted loss per share	$(2.45)	$(2.57)

At December 31, 2010, 296,899 warrants were outstanding with a $21.82 per share exercise price. These warrants could be used to purchase one share of the Company’s common stock at any time until September 30, 2014. An additional 300,000 warrants to purchase one share of common stock at a price of 50% of market price at time of issuance were outstanding at December 31, 2010. At December 31, 2010, 550 shares of the Company’s Series A convertible preferred stock were outstanding. At December 31, 2010, 546,375 shares of the Company’s Series B convertible preferred stock were outstanding. The Series A convertible preferred stock can be converted to one share of the Company’s common stock at an exercise price of $16.48. The Series B convertible preferred stock is convertible into 1.5 shares of the Company’s common stock. Exercise of these warrants, the Company’s convertible preferred stock and 275,049 options are not assumed in computing 2010 diluted earnings per share due to the net loss of for the year ended December 31, 2010. The Company’s Series A convertible preferred stock, Series B convertible preferred stock and shares associated with stock-based compensation have been excluded from the computation of dilutive EPS as the result would be anti-dilutive.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 16. Change in Control Agreements

The Company has entered into change in control agreements with certain key officers. In the event of a change in control of the Company, as defined in the agreements, the acquirer will be bound to the terms of the agreements.

Note 17. Benefit Plans

Defined Contribution Plan

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees at least 21 years of age who have completed at least one month of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The bank contributed up to 3% of an employee’s compensation who have completed at least twelve months of service which vests over a five-year period. However, this contribution was eliminated in February, 2009. The Bank’s aggregate contribution was $21,000 for the year ended December 31, 2009.

Supplemental benefits have been approved by the Board of Directors for the directors and certain executive officers of Waccamaw Bank. Certain funding is provided informally and indirectly by life insurance policies. The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying balance sheets of $18,330,003 and $18,576,015 at December 31, 2010 and 2009, respectively. Income earned on these policies is reflected as a separate line item in the Consolidated Statements of Operations. The Company recorded no expenses due to suspending additional contributions in 2010 and expenses of $241,004 in 2009 and a liability of $483,448 in 2010 and 2009.

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

As described in Note 1, the Company is required to record compensation expense for all rewards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost charged to income was approximately $85,000 and $122,000 for the years ended December 31, 2010 and 2009, respectively.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock options grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 17. Benefit Plans, continued

Stock Option Plans

	2010	2009

Weighted average fair value of options granted during the year	$2.12	$3.07

Assumptions:
Average risk free interest rate	3.64%	2.18%
Average expected volatility	86.45%	75.80%
Expected dividend rate	-%	-%
Expected life in years	10	10

There was no cash received from option exercises under the plans for the years ended December 31, 2010 and December 31, 2009. There was no total intrinsic value of options outstanding for the years ended December 31, 2010 December 31, 2009.

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

Activity under the Omnibus Plan during the years ended December 31, 2010 and 2009 is summarized below:

	2008 Omnibus Stock Ownership
	and Long Term Incentive Plan
	Available
	for Grant	Granted

Balance December 31, 2008	679,473	26,500

Forfeited	5,500	-
Granted	(4,000)	4,000
Exercised	-	-
Balance December 31, 2009	680,973	30,500

Forfeited	49,240	-
Granted	(10,000)	10,000
Exercised	-	-
Balance December 31, 2010	720,213	40,500

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 17. Benefit Plans, continued

Stock Option Plans, continued

A summary of option activity under the plans as of and changes during the year ended December 31, 2010 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Outstanding at December 31, 2009	314,289	$14.69
Granted	10,000	2.95
Forfeited	(49,240)	13.46
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010	275,049	$14.48	4.9 years	$-
Exercisable at December 31, 2010	243,608	$15.39	4.5 years	$-

The total fair value of options that were contractually vested during 2010 and 2009 was $70,431 and $103,973, respectively.

As of December 31, 2010 the Company had unamortized compensation expense related to unvested stock options of $135,653 which is expected to be amortized over 5 years.  Total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

2011	$67,481
2012	46,307
2013	17,105
2014	4,760
Total	$135,653

Note 18. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense are as follows:

	2010	2009

Current	$21,680	$(5,031,090)
Deferred	3,666,532	1,403,202
Income tax expense (benefit)	$3,688,212	$(3,627,888)

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 18. Income Taxes, continued

Deferred Income Tax Analysis, continued

A reconciliation of income tax benefit computed at the statutory federal income tax rate of 34% included in the statement of income follows:

	2010	2009

Tax at statutory federal rate	$(3,926,821)	$(6,063,363)
Tax exempt interest	(118,014)	(203,357)
Tax exempt income from bank owned life insurance	(220,201)	(252,026)
State income tax, net of federal benefit	(528,817)	(812,134)
Valuation allowance	8,895,612	3,652,441
Other	(413,547)	50,551
Income tax expense (benefit)	$3,688,212	$(3,627,888)

The components of net deferred federal and state tax assets (included in other assets on the balance sheet) are summarized as follows:

	2010	2009

Deferred tax assets
Allowance for loan losses	$5,896,747	$3,746,495
Employment benefit liability	186,388	186,388
Deposit premium amortization	298,442	329,615
Deferred loan fees	83,557	113,299
Tax amortization of goodwill	702,259	770,772
Allowance for other real estate owned	770,947	269,511
Net operating loss carryover	2,640,362	763,958
NC net economic loss carryover	922,259	-
Alternative minimum tax credit carryover	220,037	550,852
Unrealized loss on securities available for sale	1,457,349	1,666,503
Charitable contribution carryover	11,690	-
Total gross deferred tax assets	13,190,037	8,397,393

Less: Valuation allowance	(12,548,053)	(3,652,441)
Total deferred tax assets, net of valuation allowance	641,984	4,744,952

Deferred tax liabilities
Depreciation	(559,404)	(559,849)
Accretion of bond discount	(82,580)	(80,586)

Deferred tax liabilities	(641,984)	(640,435)
Net deferred tax asset	$-	$4,104,517

At December 31, 2010, the Company had a net deferred tax asset before any valuation allowance of $12,548,053, consisting of items noted in the table above. The Company has established a valuation allowance of $12,548,053 against the above benefits. Based on historical and budgeted earnings and tax planning strategies, management has determined the amount of deferred tax asset it is more likely than not that will be utilized over the next year. Due to uncertainty related to long-term projections, any remaining deferred tax asset is off-set with a valuation allowance.

The Company had analyzed the tax positions taken or expected to be taken in and its tax returns and concluded it has no liability related to uncertain tax positions. The Company’s federal and state income tax returns are open and subject to examination from the 2007 tax return year and forward.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 19. Commitments and Contingencies

Litigation

No legal proceedings are required to be disclosed pursuant to this item as of December 31, 2010.

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

	2010	2009

Commitments to extend credit	$65,392,000	$41,072,000
Stand-by letters of credit	1,066,000	796,000
	$66,458,000	$41,868,000

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

Substantially all of the Bank's loans and commitments to extend credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 7. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank's primary focus is toward commercial, consumer and small business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $4,000,000.

The Bank from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 20. Regulatory Restrictions

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

Prompt Corrective Action

Effective November 29, 2011, the Company and the Bank entered into a Prompt Corrective Action Directive (the “Directive”) with the Board of Governors of the Federal Reserve System (the “Board of Governors”).

The Directive is a formal corrective action in which the Board of Governors has determined that, as of October 30, 2011, Waccamaw Bank is critically undercapitalized, as defined in section 208.43(b)(5) of Regulation H of the Board of Governors:

Among other things, the Directive requires the Bank no later than January 6, 2012 to:

•	Increase the Bank’s equity through the sale of shares or contributions to surplus in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H of the Board of Governors;

•	Enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution, closing under which contract is conditioned only on the receipt of necessary regulatory approvals, the continued accuracy of customary representations and warranties and the performance of customary pre-closing covenants;

•	Take other necessary measures to make the Bank adequately capitalized;

•	Restrict the making of any capital distributions, including, but not limited to, the payment of dividends.

•	Solicit and accept new deposit accounts or renew any time deposits bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area without the prior written approval of the Federal Reserve Bank of Richmond (the “Reserve” Bank”);

•	Restrict the payment of bonuses to senior executive officers and increases in compensation of such officers;

•	Restrict certain activities, including, but not limited to, making any material change in accounting methods and engaging in any covered transaction, as defined in section 23A of the Federal Reserve Act without the prior written approval of the FDIC.

The Company must furnish periodic progress reports to the Reserve Bank and the Commissioner regarding its compliance with the Agreement. The Agreement will remain in effect until modified or terminated by the Reserve Bank and the Commissioner. The Bank reports regularly to its regulators on matters of compliance with the Agreement, and the progress made to comply with the Agreement.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 20. Regulatory Restrictions, continued

Capital Requirements, continued

Due to the recent favorable ruling by the Federal Reserve Board of Governors reducing the amount of the deduction to regulatory capital associated with the preferred stock to be regulatory capital, the Bank’s capital status at September 30, 2011 changed from critically undercapitalized to significantly undercapitalized. Although the Directive has not been terminated, the Company continues to take measures to make the Bank adequately capitalized through the sale of branches and selling stock through a private stock offering.

Dividends

The Company’s dividend payments will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2010, there are no retained earnings from which to pay dividends. Regulatory authorities may also limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2010 that the Company and the Bank did not meet all capital adequacy requirements to which they are subject and are therefore classified as “undercapitalized”.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands).

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2010
Total capital to risk- weighted assets
Consolidated	$33,512	7.54%	$35,547	8.00%	$	n/a	n/a
Bank	$39,153	8.82%	$35,500	8.00%		$44,375	10.00%

Tier 1 capital to risk- weighted assets
Consolidated	$29,759	6.70%	$17,774	4.00%	$	n/a	n/a
Bank	$30,578	6.89%	$17,750	4.00%		$26,625	6.00%

Tier 1 capital to average assets
Consolidated	$29,759	5.27%	$22,577	4.00%	$	n/a	n/a
Bank	$30,578	5.42%	$22,553	4.00%		$28,192	5.00%

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 20. Regulatory Restrictions, continued

Capital Requirements, continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2009
Total capital to risk- weighted assets
Consolidated	$35,848	8.95%	$32,029	8.00%	$	n/a	n/a
Bank	$40,401	10.11%	$31,972	8.00%		$39,965	10.00%

Tier 1 capital to risk- weighted assets
Consolidated	$31,742	7.93%	$16,014	4.00%	$	n/a	n/a
Bank	$32,332	8.09%	$15,986	4.00%		$23,979	6.00%

Tier 1 capital to average assets
Consolidated	$31,742	5.88%	$21,596	4.00%	$	n/a	n/a
Bank	$32,332	6.00%	$21,565	4.00%		$26,956	5.00%

Based on unaudited financial information, as of December 31, 2011, the resulting bank regulatory capital ratios of total capital to risk weighted assets, tier 1 capital to risk weighted assets and tier 1 capital to average assets are 4.96%, 3.08% and 2.08%, respectively. Based on these levels, the Bank is considered significantly undercapitalized.

Generally accepted accounting principles require that in the event of changes about the likelihood of realization of a deferred tax asset that results in the establishment of a deferred tax asset valuation allowance related to unrealized losses on available for sale investment securities, that valuation allowance be established through operation even thought the original deferred tax asset was established through other comprehensive income. The guidance on how to address this inconsistent treatment with respect to the calculation of regulatory capital is not well defined. Accordingly, the capital amounts and ratios in the table above include an adjustment related to establishment of such a deferred tax asset valuation. After this adjustment, regulatory capital as presented is the same amount as would be reported had the related deferred tax asset has not been recorded. Management has discussed this treatment with applicable bank regulators and management has not been informed that this treatment is incorrect. However, due to the lack of clear guidance, it is possible the regulators could conclude this adjustment is not appropriate. If that were the case, Tier 1 and total regulatory capital for December 31, 2011 and December 31, 2010 would be reduced by $1,457,000 and $898,000, respectively and the bank capital ratios would approximate the following:

	2011	2010

Total capital to risk weighted assets	1.93%	5.16%
Tier 1 capital to risk weighted assets	2.85%	6.56%
Tier 1 capital to average assets	4.73%	8.49%

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,800,000 at December 31, 2010. No 23A transactions existed at December 31, 2010 or 2009.

Note 21. Transactions with Related Parties

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 21. Transactions with Related Parties, continued

Loans, continued

	2010	2009

Balance, beginning	$3,707,807	$4,682,184
Change in relationships	23	1,099
New loans and advances	469,023	923,208
Repayments	(1,025,615)	(1,898,684)
Balance, ending	$3,151,238	$3,707,807

Note 22. Parent Company Financial Information

Condensed financial information of Waccamaw Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$461,065	$130,175
Investment in subsidiary bank at equity	26,958,012	29,743,740
Other assets	485,773	708,392
Total assets	$27,904,850	$30,582,307

Liabilities
Short-term debt	$900,000	$1,000,000
Junior Subordinated debt	12,372,000	12,372,000
Other liabilities	493,539	55,876
Total liabilities	13,765,539	13,427,876

Balance Sheets (continued)

December 31, 2010 and 2009

	2010	2009
Stockholders' equity
Preferred stock, Series A	9,064	9,064
Preferred stock, Series B, less discount of $6,488,497	9,603,769	-
Common stock warrants	300,000	-
Common stock	27,084,927	25,099,770
Retained (deficit)	(20,535,626)	(5,129,490)
Accumulated other comprehensive loss	(2,322,823)	(2,824,913)
Total stockholders' equity	14,139,311	17,154,431
Total liabilities and stockholders' equity	$27,904,849	$30,582,307

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Note 22. Parent Company Financial Information, continued

Statements of Operations

Years ended December 31, 2010 and 2009

	2010	2009

Income
Investment securities, taxable	$20,949	$41,463
Total income	20,949	41,463

Expenses
Salaries and employee benefits	85,335	122,378
Franchise tax	26,025	17,188
Interest expense	493,253	580,203
Other expenses	750	810
Total expenses	605,363	720,579
Loss before tax expense and equity in undistributed income of subsidiary	(584,414)	(679,114)

Federal income tax benefit	169,687	189,290
State income tax expense	-	(25)
Total income tax benefit	169,687	189,265
Loss before equity in undistributed income of subsidiary	(414,727)	(489,849)

Equity in undistributed income (loss) of subsidiary	(14,822,958)	(13,715,683)
Net loss	$(15,237,685)	$(14,205,532)

Statements of Cash Flows

Years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net loss	$(15,237,685)	$(14,205,532)
Adjustments:
Amortization	7,167	7,166
Stock-based compensation	85,335	122,378
Decrease in equity in undistributed loss of subsidiary	14,822,958	13,715,683
(Increase) decrease in other assets	215,453	385,572
Increase (decrease) in other liabilities	437,662	(42,522)
Net cash used by operating activities	330,890	(17,255)

Cash flows from investing activities
Proceeds from advances from subsidiaries	100,000	-
Net cash used by investing activities	100,000	-

Cash flows from financing activities
Net proceeds from (repayment of) short-term debt	(100,000)	-
Issuance of stock and redemption of fractional shares	-	-
Net cash provided by financing activities	(100,000)	-
Increase (decrease) in cash and due from banks	330,890	(17,255)

Cash and cash equivalents, beginning	130,175	147,430
Cash and cash equivalents, ending	$461,065	$130,175

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on the fact that the Company had a material weakness with respect to its process for identifying and reviewing non-routine transactions, as described below.

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. During its assessment, management concluded that the Company had a material weakness with respect to its process for identifying and reviewing non-routine transactions, as described below.

Due to uncertainty related to a complex transaction involving the sale of non-performing assets, the purchase of a home equity line of credit (HELOC) pool, and the sale of preferred stock referenced in Note 2 of the consolidated financial statements, the Company was unable to finalize the financial statements for 2010 in a timely manner.

The Company was unable to complete the filing of the 2010 Form 10-K or the March 31, 2011, June 30, 2011 or September 30, 2011 Forms 10-Q in a timely manner pending the resolution of this transaction.

In connection with the above evaluation of our disclosure controls and procedures, a change in our internal control over financial reporting was identified that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company is taking steps to remediate the material weaknesses, including designing and implementing additional control procedures, and implementing additional review processes over these controls.

Management identified the steps necessary to remediate the material weakness and is in the process implementing a number of actions, including the following:

•	document to standards established by senior accounting personnel and the chief financial officer the review, analysis and related conclusions with respect to non-routine transactions;

•	interview outside accounting consultants to assist on an ongoing basis with the accounting of non-routine transactions;

•	involve both internal personnel and outside accounting consultants, as needed, early in a non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction; and

•	Require senior accounting personnel and the Chief Financial Officer to review non-routine transactions to evaluate and approve the accounting treatment for such transactions.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and as more fully described above, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on that framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption from that requirement provide to smaller reporting companies such as the Company.

ITEM 9B – OTHER INFORMATION

There was no information required to be disclosed by the Company in a report on form 8-K during the fourth quarter of 2010 that was not so disclosed.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Directors

The following table lists information about each of the Company’s current directors, including a description of his or her principal occupation and business experience. There are no family relationships among directors and executive officers of the Company. No director is a director of any other company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

Name and Age	Position(s) Held	Director Since(1)	Principal Occupation and Business Experience

Murchison B. Biggs (57)	Director	1997

Certified Public Accountant; Chief Financial Officer, Comptroller/Secretary-Treasurer and Director, K.M. Biggs, Inc. (farming and commercial real estate management), Lumberton, NC; Chief Financial Officer, Secretary-Treasurer and Director, Biggs Park, Inc. (shopping center), Lumberton, NC

Brian D. Campbell (43)	Director	2007	Chief Operating Officer, Campbell Oil Company, Elizabethtown, NC; Chief Operating Officer, Cape Fear Transport, Inc., Elizabethtown, NC; Chairman, Bladen County Economic Development Corporation
Dr. Maudie M. Davis (59)	Director	1997	Assistant Principal, Green Sea Floyds High School, Green Sea, SC (Horry County), 2007–Present; Principal, South Columbus High School, Tabor City, NC, 1990–2007
Crawford Monroe Enzor III (47)	Director	1997

Real Estate Broker with Coldwell Banker Sea Coast Realty, 2010–Present; Sunset Properties, Ocean Isle Beach, NC, 2009–2010; Prudential Laney Real Estate, Ocean Isle Beach, NC, 2009; and Coldwell Banker, 2005–2008; Owner, The Salt Aire Group, Holden Beach, NC

Alan W. Thompson (48)	Director, Chairman of the Board of Directors, Interim Chief Executive Officer	1997

Interim Chief Executive Officer, Waccamaw Bankshares, Inc., and Waccamaw Bank, Whiteville, NC; President, Thompson, Price, Scott, Adams & Co., P.A. (certified public accountants), Whiteville, NC; President, Medical Billing Organization, Inc. (medical billing company), Whiteville, NC; Manager, TSA Rentals, LLC (rental real estate), Whiteville, NC; A & M Investments, LLC (real estate), Whiteville, NC; Manager, Dominion Wealth Management, LLC, Whiteville, NC

R. Dale Ward (61)	Director	1997	President, J. D. Wright Roofing Co., Inc., Tabor City, NC; Partner, Crown Investments, LLC (real estate), Tabor City, NC; Owner, Ward Farms (farming operation), Tabor City, NC
J. Densil Worthington (57)	Director	1997	President, Worthington Funeral Home, Inc., Chadbourn, NC; Secretary/Treasurer, Independent Medical Supplies, Inc., Chadbourn, NC; Member, Worthington Enterprises, LLC, Chadbourn, NC; Member, EWT, LLC, Chadbourn, NC

(1)	Includes service as a director of Waccamaw Bank, which reorganized into the bank holding company form of organization in 2001. Each director also serves as a director of Waccamaw Bank.

Qualifications of Directors

A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the directors should serve as a director of the Company is presented below. Each of these directors brings a unique perspective and set of qualifications to the board. Many of the Company’s directors have either attended or are planning to attend the North Carolina Bank Directors’ College, a program initiated by the North Carolina Office of the Commissioner of Banks to keep bank directors current on key banking issues.

Murchison B. Biggs. Mr. Biggs is a certified public accountant and serves as the chief financial officer/secretary-treasurer as well as a director of K. M. Biggs, Inc., a farming and commercial real estate management company in Lumberton, North Carolina. Mr. Biggs also serves as chief financial officer/secretary-treasurer and director of Biggs Park, Inc., a shopping mall in Lumberton, North Carolina. He graduated from North Carolina State University with a degree in business and accounting. Prior to his involvement in the family business, he worked as a public accountant with a local firm in Lumberton for several years before becoming a member-in-industry CPA as the CFO of his family’s businesses. He has extensive accounting experience in the retail and agricultural businesses and has served as treasurer for several civic and related trade associations. Mr. Biggs has been a director of the Bank since 1997 and of the Company since 2001.

Brian D. Campbell. Mr. Campbell has been chief operating officer of Campbell Oil Company and chief operating officer of Cape Fear Transport, Inc., since 1990. Mr. Campbell serves as a director of his family entities including BWC Investments, LLC; Campbell Brothers Investments, LLC; Campbell Brothers, Inc.; Campbell Investments, Inc.; Campbell Oil Company of Clinton, Inc.; Campbell Oil of Raleigh, Inc.; Campbell Oil of Whiteville, Inc.; Campbell Oil Company, Inc.; Campbell Rentals, LLC; Executive Aircraft Services, Inc.; Lindsey Campbell Oil Company, Inc.; The Gas Mart, Inc.; and C3 Enterprises, LLC. He also owns Cape Fear Transport, Inc. (transportation of petroleum products), and Cape Fear Mini Storage & Rentals, Inc. (mini storage and portable storage buildings) and is part owner/co-founder of First Capital Ventures (investment property). Mr. Campbell acts as chairman of the Bladen County Economic Development Corporation and serves on the advisory boards of Methodist College and the North Carolina Department of Transportation Division of Aviation. He has a financial background and experience in the management of multiple related companies. Mr. Campbell has been a director of the Company since 2007 and has attended the North Carolina Bank Directors’ College.

Dr. Maudie M. Davis. Dr. Davis has been an assistant principal at Green Sea Floyds High School since 2007 in Green Sea, South Carolina. Prior to that Dr. Davis was principal at South Columbus High School from 1990 to 2007 in Tabor City, North Carolina. Dr. Davis has been a director of the Bank since 1997 and of the Company since 2001 and has attended the North Carolina Bank Directors’ College.

Crawford Monroe Enzor III. Mr. Enzor is a real estate broker with Coldwell Banker Sea Coast Realty and owner of The Salt Aire Group (real estate brokerage). He worked as a real estate broker with Sunset Properties, Ocean Isle Beach, North Carolina, during 2010 and with Prudential Laney Real Estate during 2009 and with Coldwell Banker from 2005 to 2008. Mr. Enzor was the owner of Monroe Enzor III Farms and president of Enzor Farms, Inc., from 1986 to 2005. He has experience in real estate and agriculture. Mr. Enzor has been a director of the Bank since 1997 and of the Company since 2001 and has attended the North Carolina Bank Directors’ College.

Alan W. Thompson. Mr. Thompson currently serves as interim chief executive officer of the Company and the Bank and has been president of Thompson, Price, Scott, Adams & Co., P.A. (CPA firm) in Whiteville, North Carolina, since 1993. Mr. Thompson has also served as president of Medical Billing Organization, Inc. (medical billing company) since 2002, manager of Dominion Wealth Management, LLC (financial services), since 2002, manager of TSA Rentals, LLC (rental real estate), since 2002, and manager of A & M Investments, LLC (real estate), all in Whiteville, North Carolina. He has extensive accounting experience. Mr. Thompson has been a director of the Bank since 1997 and of the Company since 2001 and has attended the North Carolina Bank Directors’ College.

R. Dale Ward. Mr. Ward is president of J. D. Wright Roofing Co., Inc., in Tabor City, North Carolina. He is also a partner in Crown Investments, LLC (real estate), and owns Ward Farms (farming operation) in Tabor City, North Carolina. He has experience in business management and real estate. Mr. Ward has been a director of the Bank since 1997 and of the Company since 2001 and has attended the North Carolina Bank Directors’ College.

J. Densil Worthington. Mr. Worthington is president of Worthington Funeral Home in Chadbourn, North Carolina. He serves as secretary/treasurer of Independent Medical Supplies (medical supply provider of oxygen and other equipment for homebound patients) in Chadbourn, North Carolina, and is a member of Worthington Enterprises, LLC in Chadbourn, North Carolina. Mr. Worthington has been a director of the Bank since 1997 and of the Company since 2001 and has attended the North Carolina Bank Directors’ College.

Executive Officers

Set forth below is certain information regarding the Company’s executive officers.

Name	Age	Position with Company	Business Experience

Alan W. Thompson	48	Interim Chief Executive Officer of the Company and Waccamaw Bank	Interim Chief Executive Officer, Waccamaw Bankshares, Inc., Whiteville, NC, and Waccamaw Bank, Whiteville, NC, March 2011–present; President, Thompson, Price, Scott, Adams & Co., P.A. (certified public accountants), Whiteville, NC; President, Medical Billing Organization, Inc. (medical billing company), Whiteville, NC; Manager, TSA Rentals, LLC (rental real estate), Whiteville, NC; A & M Investments, LLC (real estate), Whiteville, NC; Manager, Dominion Wealth Management, LLC, Whiteville, NC

Geoffrey R. Hopkins	38	President of the Company and Waccamaw Bank	President, Waccamaw Bankshares, Inc., Whiteville, NC, and Waccamaw Bank, Whiteville, NC, January 2011–present; Senior Vice President and Senior Commercial Lender, Waccamaw Bankshares, Inc., Whiteville, NC, and Waccamaw Bank, Whiteville, NC, May 2008–December 2010; prior to that, Vice President and Area Executive for Columbus and Bladen counties supervising the commercial lending function for that area; joined Waccamaw Bank in January 2003; prior to that, commercial banker, BB&T, March 2000–January 2003; prior to that, Market Manager, Anchor Bank, Little River, SC, June 1996–March 2000.

Freda H. Gore	50	Senior Vice President and Chief Operations Officer of the Company and Waccamaw Bank	Senior Vice President and Chief Operations Officer, Waccamaw Bankshares, Inc., Whiteville, NC, 2001–present and Waccamaw Bank, Whiteville, NC, 1997–present.

David A. Godwin	54	Senior Vice President and Chief Financial Officer of the Company and Waccamaw Bank	Senior Vice President and Chief Financial Officer of Waccamaw Bankshares, Inc., Whiteville, NC, 2001–present and Waccamaw Bank, Whiteville, NC, 2001–present; prior to that, Comptroller, Four Seasons Screen Printing Co., Conway, SC, February 2001–July 2001; prior to that Chief Financial Officer/Comptroller, Jones Stores, Inc., Tabor City, NC, 1995–2001 (retail variety stores).

Name	Age	Position with Company	Business Experience

Richard C. Norris	46	Senior Vice President and Chief Credit Officer of the Company and Waccamaw Bank

Senior Vice President and Chief Credit Officer, Waccamaw Bankshares, Inc., Whiteville, NC, 2003–present and Waccamaw Bank, Whiteville, NC, 2003–present; prior to that, Senior Business Underwriter, First Citizens Bank, Raleigh, NC, 1996–2003.

Kim T. Hutchens	56	Senior Vice President and Human Resources Officer of the Company and Waccamaw Bank

Senior Vice President and Human Resources Officer, Waccamaw Bankshares, Inc., Whiteville, NC, 2010–present and Waccamaw Bank, Whiteville, NC, 2010–present; prior to that, Senior Vice President and Chief Administrative Officer, Waccamaw Bankshares, Inc., Whiteville, NC, 2005–2010 and Waccamaw Bank, Whiteville, 2005–2010; prior to that, Campaign Director/Advisor for various congressional campaigns; prior to that, Senior Vice President of Human Resources, Bank of Granite, Granite Falls, NC, 1987–2003.

Lynn T. Murray	56	Senior Vice President, Retail Banking and Marketing, of the Company and Waccamaw Bank

Senior Vice President, Retail Banking and Marketing, Waccamaw Bankshares, Inc., Whiteville, NC and Waccamaw Bank, Whiteville, NC, November 2010–present; prior to that Executive Vice President, Retail Banking and Marketing, Woodlands Bank, Bluffton, SC, March 2007–August 2010; prior to that Senior Vice President, Deposit Marketing, Coastal Federal Bank , Myrtle Beach, SC, March 2007–October 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the Securities and Exchange Commission regarding the amount of and changes in their beneficial ownership of the Company’s common stock. Management of the Company is not currently aware of any directors or executive officers who, during 2010, failed to report shares beneficially owned or failed to timely file a required report.

Code of Ethics

The Company’s board of directors has adopted a code of ethics that applies to its directors and to all of its executive officers, including without limitation its principal executive officer and principal financial officer. A copy of the Company’s code of ethics is provided at the Company’s website: www.waccamawbank.com.

Audit Committee

The Company’s board of directors has a standing audit committee. The audit committee of the Company is responsible for receiving and reviewing the annual audit report of the Company’s independent auditors and reports of examinations by bank regulatory agencies, and helps formulate, implement, and review the Company’s internal audit program. The audit committee assesses the performance and independence of the Company’s independent auditors and recommends their appointment and retention. The audit committee has in place policies and procedures that involve an assessment of the performance and independence of the Company’s independent auditors, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

The current members of the audit committee are Murchison B. Biggs, Brian D. Campbell, Maudie M. Davis, and J. Densil Worthington. The board of directors has determined that Murchison B. Biggs meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Mr. Biggs is a certified public accountant and serves as treasurer of several closely held family businesses. An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the Company’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

Item 11 – Executive Compensation

The following table shows all cash and non-cash compensation paid to or received or deferred by James G. Graham, Geoffrey R. Hopkins, Freda H. Gore, David A. Godwin, and Kim T. Hutchens, (the “Named Executive Officers”) for services rendered in all capacities during the fiscal years ended December 31, 2010 and 2009. Cash consideration consisted of base salary. Equity-based incentive compensation typically consists of incentive stock option awards, however, no such awards were granted to the Named Executive Officers during the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
James G. Graham,	2010	$232,368	—	—	—	—	$7,289	$239,657
Former Director, President	2009	243,000	—	—	—	$143,565	3,929	390,494
and Chief Executive Officer(3)

Geoffrey R. Hopkins,	2010	$130,500	—	—	—	—	$2,913	$133,413
President(4)	2009	130,500	—	—	—	$3,207	1,759	135,466

Freda H. Gore,	2010	$124,265	—	—	—	—	$2,832	$127,097
Senior Vice President and Chief Operations Officer	2009	117,486	—	—	—	$15,883	1,683	135,052

David A. Godwin,	2010	$117,486	—	—	—	—	$2,828	$120,314
Senior Vice President and Chief Financial Officer	2009	117,486	—	—	—	$28,169	2,565	148,220

Kim T. Hutchens,	2010	$117,486	—	—	—	—	$2,828	$120,314
Senior Vice President	2009	117,486	—	—	—	$35,909	1,683	155,078
and Human Resources
Officer

(1)	Amounts reported for 2009 include change in pension value, which is no longer required to be reported in this column.

(2)	Includes the dollar value of insurance premiums paid on behalf of the named officers for group term life, health, dental, and disability insurance and, for 2009, 401(k) matching contributions.

(3)	Mr. Graham retired from his position as president of the Company and the Bank effective January 1, 2011. He retired from his position as chief executive officer of the Company and the Bank effective March 1, 2011, and retired from as a director of the Company and the Bank effective April 13, 2011. Amounts included for 2010 and 2009 reflect compensation paid to Mr. Graham in his former capacity as president and chief executive officer.

(4)	Mr. Hopkins was appointed president of the Company and the Bank effective January 1, 2011. Amounts included for 2010 and 2009 reflect compensation paid to Mr. Hopkins in his former capacity as senior vice president and senior commercial lender.

Employment Agreement. The Company and Bank entered into an employment agreement with the president and chief executive officer of the Company and the Bank, James G. Graham. This agreement was in effect during the year ended December 31, 2010. As described below, the Company has since announced Mr. Graham’s retirement and entered into an independent contractor service agreement and a retirement agreement with Mr. Graham. Mr. Graham’s employment agreement provided for a three-year term, which renewed automatically for an additional year on each anniversary of the agreement, except that the agreement was set to terminate upon his attainment of age 65. The agreement provided for a base salary of $250,000 and perquisites customary for his title and position including the payment of country club dues and a car allowance. If Mr. Graham’s employment terminated due to disability, he was entitled to receive his then-current salary for a period of 12 months plus the other perquisites granted under the agreement, including a pro rata portion of any bonus accrued for Mr. Graham as of the date his employment was terminated for such disability. In the event he was terminated without cause, Mr. Graham was entitled to receive his salary and benefits for the balance of the remaining term left under his employment agreement at the time of his termination. Mr. Graham was entitled to a Change in Control benefit equal to 299% of his “base amount,” as that term is defined in section 280G of the Internal Revenue Code. Mr. Graham was also entitled to receive a tax gross-up on this Change in Control benefit to compensate him for any excise taxes owing under section 280G of the Internal Revenue Code. In the event benefits under Mr. Graham’s employment agreement were contested following a Change in Control, Mr. Graham was entitled to receive legal fee reimbursements up to $500,000. As of December 31, 2010, the value of the lump sum payment that would have been payable to Mr. Graham upon the occurrence of a Change in Control followed by a termination event would have been approximately $743,034.

Mr. Graham is subject to a confidentiality provision as well as a non-competition provision both of which survive termination of the agreement. The non-compete provision requires that Mr. Graham not compete with the Bank within Bladen, Brunswick, Columbus and New Hanover Counties, North Carolina and within Horry and Lancaster Counties, South Carolina or within a 25-mile radius of any full-service office of the Bank for (i) the balance of the remaining term of the agreement if Mr. Graham’s employment is terminated without cause or (ii) for 12 months if the agreement is terminated by Mr. Graham for any reason.

Retirement of James G. Graham. On January 6, 2011, the Company announced the retirement of James G. Graham from his positions as president and chief executive officer of the Company and the Bank. Mr. Graham also retired as a director of the Company and the Bank effective April 13, 2011. The Company entered into two agreements with Mr. Graham in connection with his retirement—an independent contractor service agreement and a retirement agreement. The term of the independent contractor service agreement began following Mr. Graham’s retirement from his position as chief executive officer on March 1, 2011, and will run for four months unless sooner terminated. Under the terms of the independent contractor agreement, Mr. Graham will assist with management transition, strategic initiatives, and investor relations, as required by the Company. In consideration of the performance of these services, the Company will pay Mr. Graham $125.00 per hour worked.

Under the terms of the retirement agreement, Mr. Graham is entitled to all rights under his existing employment agreement, executive supplemental retirement plan agreement, and director supplemental retirement plan agreement. He is also entitled to reimbursement for the cost of his continuing health insurance in an amount equal to $1,450.00 per month during the four months following his retirement. Mr. Graham will retain any vested but unexercised stock options as of his retirement date. Mr. Graham, the Company, and the Bank mutually released one another from any claims as of Mr. Graham’s retirement date.

Change in Control Agreements. The Company and the Bank have entered into Change in Control agreements with each of Geoffrey R. Hopkins, president, David A. Godwin, senior vice president and chief financial officer, Freda H. Gore, senior vice president and chief operations officer, and Kim T. Hutchens, senior vice president and human resources officer. Each agreement provides that, if the officer’s employment is terminated without cause or voluntarily after suffering a “termination event,” such as a reduction in salary, diminution in title, duties or responsibilities, or an office relocation, within 12 months of a Change in Control, he or she will be entitled to a Change in Control payment equal to 299% of his or her “base amount” as defined by section 280G of the Internal Revenue Code. At December 31, 2010, the approximate value of the lump sum payment that would have been payable to each of these officers upon the occurrence of a Change in Control followed by a termination event would have been as follows:

Geoffrey R. Hopkins	$353,591
David A. Godwin	351,379
Freda H. Gore	352,676
Kim T. Hutchens	346,765

Federal banking regulations prohibit certain payments to bank and bank holding company officers in the event of the termination of the officer’s employment. In the event these regulations are applicable to the agreements discussed above, the Company and the Bank may be prohibited from paying these benefits.

Supplemental Executive Retirement Plan Agreements.

General. The Bank entered into Supplemental Executive Retirement Plan (“SERP”) Agreements with each of Messrs. Graham, Hopkins, Godwin, and Hutchens and Ms. Gore in 2007. The purpose of the SERP Agreements is to provide selected key employees with a supplemental retirement income. Effective September 30, 2010, the Bank and each of the executives agreed to amend and modify the terms of their SERP Agreements. Under these amendments, the balance accrued for each executive’s retirement benefit has been indefinitely frozen. No further liability accruals will be made unless the Bank and the executives agree otherwise in the future. Additional details of the September 2010 amendments are described below.

Normal Retirement Age Benefits. The agreements previously provided that executives serving until age sixty-five would receive an annual retirement benefit in cash for life commencing upon their attainment of age sixty-five. The annual retirement benefit was equal to $130,000 per year (less applicable social security payments) in the case of Mr. Graham and $80,000 per year (less applicable social security payments), in the case of Ms. Gore and Messrs. Godwin, Hutchens and Hopkins. Under the terms of the September 2010 amendments, the executives who remain employed by the Bank until age sixty-five will not receive an annual retirement benefit, but will instead receive a single lump sum payment following their attainment of age sixty-five. This lump sum payment will be equal to the balance accrued for their normal retirement benefit. As noted above, the accrual balance has been indefinitely frozen and no further accruals will be made.

Termination Before Age Sixty-Five. Under the original agreements, if the executive voluntarily resigned or was discharged by the Bank without cause before reaching age sixty-five, the executive was entitled to receive an annual benefit equal to the balance accrued for his retirement as of the date of termination. If the executive had not yet been employed by the Bank for ten years prior to the effective date of the original agreement, then the executive would only be entitled to receive a percentage of his accrual balance amount. Rather than providing an ongoing annual benefit, the 2010 amendments entitle the executives to a single lump sum equal to the accrual balance amount as of the date of termination. The amendments retain the feature that the executive is only entitled to a percentage of the accrual balance amount if he had not been employed by the Bank for ten years prior to the date of the original agreement.

Death. Originally, if the executive died while there was a balance accrued for his retirement benefit, his designated beneficiaries were entitled to receive a single lump sum equal to the executive’s age sixty-five accrual balance or the net at risk, whichever amount was lower. The 2010 amendments provide that if the executive dies while employed by the Bank and while there is a balance accrued for his retirement benefits, his beneficiaries will be entitled to a single lump sum equal to the balance accrued for the executive’s retirement benefit as of the date of death.

Change in Control. Under the terms of the original agreements, Ms. Gore and Messrs. Hutchens, and Hopkins would each be entitled to receive, in a single lump sum payment, an amount equal to the their normal retirement age benefit, $80,000 per year for life, without discount for the time value of money, if they resigned for “good reason” within two years following a “change in control,” as those terms are defined in the original agreements. For Messrs. Graham and Godwin, they would be entitled to receive, in a single lump sum payment, an amount equal to their normal retirement age benefit, $130,000 per year for life for Mr. Graham and $80,000 per year for life for Mr. Godwin, without discount for the time value of money, upon the occurrence of a change in control. The 2010 amendments entitle all of the executives to receive a single lump sum payment equal to the balance accrued for their retirement benefit upon a change in control that occurs while the executive remains employed by the Bank but before the executive reaches age sixty-five. Under the 2010 amendments, Ms. Gore and Messrs. Hutchens, and Hopkins are no longer required to resign for good reason following a change in control in order to become entitled to the change in control benefit. At December 31, 2010, the approximate value of the lump sum payment that would have been payable to each of these executives upon the occurrence of a change in control would have been as follows:

James G. Graham	$266,461
Geoffrey R. Hopkins	3,207
David A. Godwin	52,771
Freda H. Gore	31,404
Kim T. Hutchens	66,654

Federal banking regulations prohibit certain payments to bank and bank holding company officers in the event of the termination of the officer’s employment. In the event these regulations are applicable to the agreements discussed above, the Company and the Bank may be prohibited from paying these benefits.

The aggregate Change in Control benefit that could be payable to each of these officers under all scenarios described above, would be approximately as follows:

James G. Graham	$1,009,495
Geoffrey R. Hopkins	356,798
David A. Godwin	404,150
Freda H. Gore	384,080
Kim T. Hutchens	413,419

Federal banking regulations prohibit certain payments to bank and bank holding company officers in the event of the termination of the officer’s employment. In the event these regulations are applicable to the agreements discussed above, the Company and the Bank may be prohibited from paying these benefits.

Bank-Owned Life Insurance. In 2004, the Bank purchased life insurance policies on certain of its directors and key employees, including Mr. Graham, Ms. Gore, Mr. Godwin and certain of the Company’s directors. The policies were purchased with one-time premiums paid during the fiscal year ended December 31, 2004. The Bank purchased additional policies on certain directors and key employees during 2007, with one-time premiums paid during the fiscal year ended December 31, 2007. Benefits under the policies are governed by split-dollar arrangements, which provide that the majority of the death benefit will be paid to the Bank with the remaining percentage paid to the insured (typically 30-40% of the total benefit). The policies were purchased primarily as a Bank asset, with the secondary purpose of providing benefits to the insured directors and key employees. The Bank purchased additional policies during 2008, with one-time premiums paid during the fiscal year ended December 31, 2008. Benefits under these policies are payable only to the Bank and are not governed by split-dollar arrangements. No bank-owned life insurance was purchased on directors or Named Executive Officers during 2009 or 2010.

1998 Incentive Stock Option Plan. The shareholders previously approved the 1998 Incentive Stock Option Plan (the “Incentive Option Plan”) pursuant to which options are available for issuance to officers and key employees of the Company and any of its subsidiaries. In connection with the reorganization of the Bank into the holding company form of organization, which resulted in the creation of the Company, the Incentive Option Plan was adopted by the Company and options under such plan are now options of the Company. At the 2005 annual meeting of shareholders, the shareholders approved an amendment to the Incentive Stock Option Plan authorizing stock options covering an additional 138,136 shares of the Company’s common stock.

All stock options under the Incentive Option Plan have been granted with a per share exercise price equal to 100% of the fair market value of the Company’s common stock. The per share exercise price is adjusted in response to certain corporate actions, such as stock dividends and stock splits. For example, the option exercise prices in the table below have been adjusted for the effect of 6-for-5 stock splits effected in 2004 and 2003, a 2-for-1 stock split effected in 2004 and an 11-for-10 stock split effected in 2007. No additional options may be granted under the 1998 Incentive Stock Option Plan.

2008 Omnibus Stock Ownership and Long-Term Incentive Plan. The shareholders of the Company approved the 2008 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2008 Omnibus Plan”) at the 2008 annual meeting of shareholders to replace the previously approved stock option plans of the Company. The 2008 Omnibus Plan authorizes the issuance of awards covering 705,973 shares of the Company’s common stock. The awards may be issued in the form of incentive stock option grants, non-qualified stock option grants, restricted stock grants, long-term incentive compensation units, or stock appreciation rights. No such awards were granted to our executive officers in 2010.

The following table sets forth information regarding vested and unvested incentive stock options as of December 31, 2010. The options set forth in the table below were granted under the Company’s 1998 Incentive Stock Option Plan or the Company’s 2008 Omnibus Stock Ownership and Long-Term Incentive Plan. There were no option awards or exercises in 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

James G. Graham	1,650	-0-		-0-	$17.95	Dec. 17, 2014	—	—	—	—
	38,500	-0-		-0-	16.00	June 16, 2015
	9,900	-0-		-0-	16.00	June 16, 2015

Geoffrey R. Hopkins	4,000	6,000	(2)	-0-	10.60	June 19, 2018	—	—	—	—
	8,250	-0-		-0-	16.00	June 16, 2005
	1,267	-0-		-0-	5.68	Dec. 31, 2012

Freda H. Gore	11,000	-0-		-0-	16.00	June 16, 2015	—	—	—	—

David A. Godwin	11,000	-0-		-0-	16.00	June 16, 2015	—	—	—	—

Kim T. Hutchens	5,500	-0-		-0-	16.36	Nov. 17, 2015	—	—	—	—
	4,000	6,000	(1)	-0-	10.00	Feb. 22, 2018

(1)	Two thousand of the unexercisable options are scheduled to become exercisable on each of February 22, 2011, 2012 and 2013.

(2)	Two thousand of the remaining unexercisable options are scheduled to become exercisable on each of June 19, 2011, 2012, and 2013.

Director Compensation

Board Fees. Beginning in the fourth quarter of 2008, the Company indefinitely suspended payment of cash fees to directors for their service on the board and its committees.

Director Supplemental Retirement Plan. On October 30, 2007, the Company entered into a supplemental retirement plan with its directors. The plan provides that directors serving until their normal retirement age, 70, shall receive a retirement benefit of $10,000 per year for ten years following their retirement from the board of directors. In the event they retire from the board before age 70, or retire due to a disability, they are entitled to receive reduced retirement benefits, based on years served, for ten years following their early retirement. Also, the balance accrued on behalf of a participating director will be paid in a single lump sum (i) to the director upon the occurrence of a Change in Control of the Company or (ii) to the participating director’s beneficiaries upon the director’s death.

1998 Nonstatutory Stock Option Plan. The shareholders of the Bank previously approved the 1998 Nonstatutory Stock Option Plan pursuant to which options are available for issuance to members of the Company’s board of directors and the board of any subsidiary of the Company. In connection with the reorganization of the Bank into the holding company form of organization, which resulted in the creation of the Company, the Nonstatutory Stock Option Plan was adopted by the Company and options under such plan are now options of the Company. During the fiscal year ended December 31, 2004, each director of the Company was granted 1,500 options under the Nonstatutory Stock Option Plan, which options were granted at fair market value. At the 2005 annual meeting of shareholders, the shareholders approved an amendment to the Nonstatutory Stock Option Plan authorizing stock options covering an additional 138,136 shares of the Company’s common stock. Following this approval by the shareholders, each director of the Company was granted an option, effective as of June 16, 2005, to purchase 9,000 shares of the Company’s common stock at an exercise price of $17.60 per share, which price represented the fair market value of the Company’s common stock at the time of grant.

All stock options under the Nonstatutory Stock Option Plan have been granted with a per share exercise price equal to 100% of the fair market value of the Company’s common stock. The per share exercise price and the number of shares of the Company’s common stock subject to the plan and each option granted under the plan is adjusted in response to certain corporate actions, such as stock dividends and stock splits. For example, the option exercise prices for options outstanding under the Nonstatutory Stock Option Plan have been adjusted for the effect of 6-for-5 stock splits effected in 2004 and 2003, a 2-for-1 stock split effected in 2004 and an 11-for-10 stock split effected in 2007. No additional options may be granted under the 1998 Nonstatutory Stock Option Plan.

2008 Omnibus Stock Ownership and Long-Term Incentive Plan. The shareholders of the Company approved the 2008 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2008 Omnibus Plan”) at the 2008 annual meeting of shareholders to replace the previously approved stock option plans of the Company, which expired in 2008. The 2008 Omnibus Plan authorizes the issuance of awards covering 705,973 shares of the Company’s common stock. The awards may be issued in the form of incentive stock option grants, non-qualified stock option grants, restricted stock grants, long-term incentive compensation units, or stock appreciation rights. In 2010, no awards were granted to the Company’s Named Executive Officers under the 2008 Omnibus Plan.

Since the Company’s directors did not receive any cash compensation or awards of stock options in 2010, no director compensation table has been presented.

Item 12 – Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Voting Securities

As of June 30, 2011, no shareholder known to management owned more than 5% of the Company’s common stock, except as listed below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)	Percent of Class(4)

James G. Graham 1114 Pinckney Street Whiteville, NC 28472	400,881	5.33

As of December 31, 2011, the beneficial ownership of the Company’s common stock by directors and executive officers individually, and by directors and executive officers as a group, is set forth in the following table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)		Percent of Class(4)

Murchison B. Biggs Lumberton, NC	53,869			*

Brian D. Campbell Elizabethtown, NC	43,738			*

Dr. Maudie M. Davis Tabor City, NC	54,693			*

Crawford Monroe Enzor III Shallotte, NC	61,516			*

David A. Godwin Whiteville, NC	11,000			*

Freda H. Gore Whiteville, NC	30,034	(5)		*

Geoffrey R. Hopkins Chadbourn, NC	20,129	(6)		*

Kim T. Hutchens Whiteville, NC	13,591			*

Alan W. Thompson Whiteville, NC	249,875	(7)	3.34

R. Dale Ward Whiteville, NC	120,009		1.60

J. Densil Worthington Chadbourn, NC	216,837	(8)	2.90

All Nominees, Directors and Executive Officers as a group (11 persons)	954,136	(9)	12.56

* Less than 1 % of the total shares outstanding

(1)	Except as otherwise noted, to the best knowledge of the Company’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared with the individual’s spouse: Ms. Gore – 18,726 shares; Mr. Graham – 6,924 shares; and Mr. Ward – 832 shares.

(2)	Included in the beneficial ownership tabulations are the following options to purchase shares of common stock of the Company exercisable within 60 days of June 30, 2011: Mr. Biggs – 11,550 shares; Dr. Davis – 11,550 shares; Mr. Enzor – 11,550 shares; Mr. Godwin – 11,000 shares; Ms. Gore – 11,000 shares; Mr. Graham – 50,050 shares; Mr. Hopkins – 15,517 shares; Mr. Hutchens – 9,500 shares; Mr. Thompson – 11,550 shares; Mr. Ward – 11,550 shares; and Mr. Worthington – 11,550 shares.

(3)	Included in the beneficial ownership tabulations are the following warrants to purchase shares of common stock of the Company exercisable within 60 days of June 30, 2011: Mr. Biggs – 2,750 shares; Mr. Enzor – 2,750 shares; Ms. Gore – 19 shares (held as custodian); Mr. Thompson – 550 shares; and Mr. Worthington – 6,600 shares.

(4)	The calculation of the percentage of class beneficially owned by each individual and the group is based, in each case, on the sum of (1) 7,466,224 outstanding shares of common stock; and (2) options and warrants to purchase common stock capable of being exercised by the individual or group within 60 days of June 30, 2011.

(5)	Includes 289 shares and 19 warrants held by Ms. Gore as custodian.

(6)	Includes 266 shares owned by Mr. Hopkins’s spouse individually.

(7)	Includes 7,150 shares held by Mr. Thompson as custodian and 32,746 shares owned by Mr. Thompson’s spouse individually.

(8)	Includes 12,513 shares held by Mr. Worthington as custodian.

(9)	Includes 78,845 shares held in the Company’s 401(k) plan with respect to which the Company’s chief financial officer exercises voting power.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information regarding the Company’s various stock option plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	571,938	$18.29	720,213
Equity compensation plans not approved by security holders	None	None	None
Total	571,938	$18.29	720,213

Item 13 – Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates. All loans included in such transactions will be made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and will not involve more than the normal risk of collectibility or present other unfavorable features.

Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the board of directors with any “interested director” not participating, dollar limitations on amounts of certain loans, and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters.

Director Independence

With the exception of Mr. Thompson, each member of the Company’s board of directors is “independent” as defined by Nasdaq listing standards and the regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition to the specific Nasdaq criteria, in determining the independence of each director, the board considers whether it believes transactions that are disclosable in our proxy statements as “related person transactions” or any other transactions, relationships, arrangements, or factors could impair a director’s ability to exercise independent judgment. In its determination of director independence, those other factors considered by the board of directors included the Bank’s lending relationships with directors who are loan customers.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Elliott Davis LLC has served as the Company’s principal accountant for each of the last two fiscal years. In 2010, the Company paid Elliott Davis fees in connection with its assistance with the Company’s annual audit and review of the Company’s financial statements. From time to time, the Company also engages Elliott Davis to assist in other areas of financial planning. During 2009, the Company also engaged Elliott Davis to assist with the preparation of SEC registration statements and prospectuses in connection with a contemplated rights offering to existing shareholders and public offering of the Company’s securities. The following table sets forth the fees billed to the Company in various categories by Elliott Davis in 2010 and 2009.

Category	2010 Amount Billed		2009 Amount Billed

Audit Fees:	$125,000		$87,300
Audit-Related Fees:	23,000	(1)	8,312	(1)
Tax Fees:	14,196	(2)	24,898	(2)
All Other Fees:	98,870	(3)	52,000	(3)
Total Fees Paid:	$261,066		$172,510

(1)	2010 and 2009 Audit-Related Fees. Audit-related fees for 2010 and 2009 consisted primarily of services relating to regulatory issues and other accounting issues.

(2)	2010 and 2009 Tax Fees. Tax fees for 2010 and 2009 consisted primarily of the preparation of the 2010 and 2009 tax returns for the Company, Waccamaw Statutory Trust I, and Waccamaw Statutory Trust II. The statutory trusts were formed for the sole purpose of issuing trust preferred securities. General tax consultations are also included in tax fees for 2010 and 2009.

(3)	2010 and 2009 All Other Fees. All other fees for 2010 and 2009 consisted of services related to the issuance of comfort letters and review of offering documents in connection with a contemplated rights offering to existing shareholders and public offering of the Company’s securities.

All services rendered by Elliott Davis in 2010 and 2009 were subject to pre-approval by the audit committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report

(1)	Financial Statements. The following financial statements are filed as a part of this report:

Consolidated balance sheets at December 31, 2010 and 2009

Consolidated statements of operations for the years ended December 31, 2010 and 2009

Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2010 and 2009

Consolidated statements of cash flows for the years ended December 31, 2010 and 2009

Notes to consolidated financial statements

Report of independent registered public accounting firm

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3)	Exhibits. The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 of Registrant’s Registration Statement on Form S-1, Registration No. 333-160435, as filed with the Commission on July 2, 2009)

3.2	Articles of Amendment dated May 28, 2010, increasing the amount of authorized common stock (incorporated by reference from Exhibit 3.2 of Pre-effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, Registration No. 333-160435, as filed with the Commission on June 16, 2010)

3.3	Articles of Amendment dated March 11, 2011, designating the Registrant’s series B preferred stock (incorporated by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K, as filed with the Commission on March 17, 2011)

3.4	Bylaws of Registrant (incorporated by reference from Exhibit 3.02 of Registrant’s Current Report on Form 8-K, as filed with the Commission on May 3, 2011)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Commission on March 29, 2002)

4.2	Form of certificate for series B preferred stock (incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, as filed with the Commission on July 14, 2011)

4.3	Warrant to purchase common stock of Registrant, dated May 17, 2011 (incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K, as filed with the Commission on July 14, 2011)

4.4	Form of warrant certificate (2006 warrants) (incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, as filed with the Commission on September 25, 2006)

4.5	Form of warrant agreement (2006 warrants) (incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K, as filed with the Commission on September 25, 2006)

4.6	Form of addendum to warrant certificate (incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, as filed with the Commission on September 25, 2009)

4.7	Form of addendum to warrant agreement (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the Commission on September 25, 2009)

10.1	Employment Agreement with James G. Graham (incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.2	Independent Contractor Service Agreement with Bank Solutions, LLC (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the Commission on January 6, 2011)

10.3	Retirement Agreement with James G. Graham (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the Commission on January 6, 2011)

10.4	Change of Control Agreement (incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.5	Executive Supplemental Retirement Plan Agreement (incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.6	Amendment to Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, as filed with the Commission on November 4, 2010)

10.7	Director Supplemental Retirement Plan (incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.8	Director Supplemental Retirement Plan Agreement (incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)*

10.9	2008 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-153327, as filed with the Commission on September 4, 2008)

10.10	Amended and Restated Declaration of Trust of Waccamaw Statutory Trust I (incorporated by reference from Exhibit 99 to Registrant’s Current Report on Form 8-K, as filed with the Commission on January 29, 2009)

10.11	Amended and Restated Trust Agreement of Waccamaw Statutory Trust II (incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)

10.12	Guarantee Agreement (incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)

10.13	Indenture (incorporated by reference from Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Commission on August 14, 2008)

10.14	Written agreement by and among Waccamaw Bankshares, Inc., Waccamaw Bank, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks, dated June 14, 2010 (incorporated by reference from Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 16, 2010)

21	Subsidiaries of Registrant (filed herewith)

23	Consent of Elliott Davis, PLLC (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act (filed herewith)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

_________________________

*	Management contract or compensatory plan or arrangement

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this report or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the annual report to shareholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WACCAMAW BANKSHARES, INC.

February 29, 2012	/s/ Geoffrey R. Hopkins
Date	Geoffrey R. Hopkins
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey R. Hopkins	President	February 29, 2012
Geoffrey R. Hopkins

/s/ M. B. “Bo” Biggs	Director	February 29, 2012
M. B. “Bo” Biggs

/s/ Dr. Maudie M. Davis	Director	February 29, 2012
Dr. Maudie M. Davis

/s/ Monroe Enzor, III	Director	February 29, 2012
Monroe Enzor, III

/s/ Alan W. Thompson	Interim Chief Executive Officer,	February 29, 2012
Alan W. Thompson	Director and Chairman of the Board

/s/ Dale Ward	Director	February 29, 2012
Dale Ward

/s/ J. Densil Worthington	Director	February 29, 2012
J. Densil Worthington

/s/ Brian Campbell	Director	February 29, 2012
Brian Campbell

/s/ David A. Godwin	Chief Financial and Principal	February 29, 2012
David A. Godwin	Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Registrant*

3.2	Articles of Amendment dated May 28, 2010, increasing the amount of authorized common stock*

3.3	Articles of Amendment dated March 11, 2011, designating the Registrant’s series B preferred stock*

3.4	Bylaws of Registrant*

4.1	Form of Common Stock Certificate*

4.2	Form of certificate for series B preferred stock*

4.3	Warrant to purchase common stock of Registrant, dated May 17, 2011*

4.4	Form of warrant certificate (2006 warrants)*

4.5	Form of warrant agreement (2006 warrants)*

4.6	Form of addendum to warrant certificate*

4.7	Form of addendum to warrant agreement*

10.1	Employment Agreement with James G. Graham*

10.2	Independent Contractor Service Agreement with Bank Solutions, LLC*

10.3	Retirement Agreement with James G. Graham*

10.4	Change of Control Agreement*

10.5	Executive Supplemental Retirement Plan Agreement*

10.6	Amendment to Executive Supplemental Retirement Plan*

10.7	Director Supplemental Retirement Plan*

10.8	Director Supplemental Retirement Plan Agreement*

10.9	2008 Omnibus Stock Ownership and Long Term Incentive Plan*

10.10	Amended and Restated Declaration of Trust of Waccamaw Statutory Trust I*

10.11	Amended and Restated Trust Agreement of Waccamaw Statutory Trust II*

10.12	Guarantee Agreement*

10.13	Indenture*

10.14	Written agreement by and among Waccamaw Bankshares, Inc., Waccamaw Bank, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks, dated June 14, 2010*

21	Subsidiaries of Registrant (filed herewith)

23	Consent of Elliott Davis, PLLC (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act (filed herewith)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

*	Incorporated by reference

